Form 10KSB
period 1995-12-31
EMERALD CAPITAL HOLDINGS INC
filed 1996-11-14
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-KSB
                              (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                  Commission file number  0-19490
                  EMERALD CAPITAL HOLDINGS, INC.
             --------------------------------------------
            (Exact name of Issuer as specified in charter)
                  DELAWARE                   22-3096351
             ------------------         ---------------------
       (State or other jurisdiction   (Employer Identification
        of incorporation or organization)       No I.R.S.)
        2210  South Tamiami Trail, Suite 6, Venice, Fl. 34293
       -------------------------------------------------------
       (Address of principal executive offices)     (zip code)
                           (941) 496 4420
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001, 1991 Warrants.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X         No _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__X___]

The issuer's aggregate revenues, excluding discontinued operations, and including recent acquisitions for the fiscal year ended
December 31, 1995 were $172,087.

As of October 28, 1996 (I) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the NASDAQ Bulletin Board; (ii) 1,289,859 shares of the
Registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE


EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

1995 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

Item Number and Caption

                                                            Page
PART I

Item 1.   Business                                             3

Item 2.   Property                                             8

Item 3.   Legal Proceedings                                    9

Item 4.   Submission of Matters to a Vote of Security Holders  9

PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters                                              9

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 11

Item 7.   Financial Statements                                14

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosures                14


PART III

Item 9.   Directors and Executive Officers                    14

Item 10.  Executive Compensation                              15

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                          17

Item 12.  Certain Transactions                                17

Item 13.  Exhibits and Reports on Form 8-K                    19







PART I

ITEM 1 - BUSINESS

BUSINESS

General

Emerald Capital Holdings, Inc. (Company or Emerald) is a holding company the intent of which is to acquire, manage and develop businesses in a variety of sectors, including but not limited to the medical, insurance and finance sectors and to engage in the distribution, licensing, and the manufacture of selected consumer
products.   Emerald Capital's wholly-owned subsidiaries are:
SunMed, Inc.--including AccuMed, Inc., acquired on March 31, 1995, which provides electronic insurance billings, collections, medical practice management and insurance administration and other services for physician groups, clinics and others in the medical sector; and Ocean Beverage International, Inc., which acquired SportAde International, Inc. in October, 1995, and which manufactures and distributes sport-drinks and other beverages. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Background

During 1994 and 1995 the Company significantly restructured its businesses, and in 1995 closed its liquid process division which was unprofitable. In 1995 and 1996 the Company acquired the assets of AccuMed, Inc. and Ocean Beverage/SportAde International, Inc. See also -"Management's Discussion and Analysis of Financial Condition and Operations."

On March 29, 1996, the Company effected a one-for-one hundred twenty reverse stock split, previously approved by a majority of the Company's Common Stock holders. All share information described herein reflects such reverse stock split except as otherwise noted.

Subsidiaries

SunMed, Inc. and subsidiaries

AccuMed, Inc.

In March, 1995, the Company acquired through its subsidiary, SunMed, Inc., all of the assets of AccuMed, Inc. (AccuMed). AccuMed specializes in providing physicians and physician groups with full-service handling of electronic insurance billings, collections, medical practice management and insurance administration. AccuMed handles such claims and payment servicing through the use of software designed for physician practices and which is connected directly to computer terminals in each physician's or group's offices.



Ocean Beverage International, Inc. and subsidiary

SportAde International, Inc.

In October, 1995, the Company, through its Ocean Beverage
International, Inc. subsidiary (Ocean Beverage), acquired SportAde International, Inc. (aka

SportAde/Ocean Beverage) (hereinafter "the Company", "SportAde" or "Ocean Beverage").

The Company is a bottler and distributor of sports drinks and other beverages. Ocean Beverage and SportAde are two names used by the Company in the distribution of its products. Its bottled and canned drinks presently are sold primarily in the Southwest United States at retail outlets such as supermarkets and convenience
stores.   SportAde/Ocean Beverage also sell their purified water
product, "Mountain Mist Pure Water" to the Circle K stores in Arizona, primarily in Phoenix, and plan to expand such distribution to Tucson, Las Vegas, other cities in Arizona, and selected cities in Southern California.

SportAde is a scientifically formulated fluid replacement sport drink utilizing a special formulation of minerals, glucose, sucrose and filtered water. The drink promotes rapid fluid absorption, maximizes rehydration, and provides energy to working muscles. SportAde contains less sodium than many competing sports drinks. The SportAde proprietary sports drink formula was developed by Dr. Gerald Balakian in 1966 and has been licensed to the Company's subsidiary, SportAde, until 2003. SportAde has six flavors:
Lemon-Lime, Grape, Blue Razz, Fruit Punch, Orange and Citrus Cooler. In addition, SportAde bottles and distributes Malibu Iced Tea (tm); Mountain Mist Pure Bottled Water (tm); and Pookaroo Punch
(tm), targeted at the children's market, with Cherry, Blue and Banana flavors.

The Company intends to increase and strengthen SportAde's regional distribution throughout the Southwestern/Pacific states, including California, and also the Southern states, including Florida. Based upon industry publications, these two regional areas account for approximately 75% of the total market for sports drinks. The sports drink beverage sector has retail sales of approximately $1.3 billion per annum in the United States. SportAde intends to appoint agents in selected international markets, including Asia and Latin America which are high growth beverage markets. SportAde intends to enter in co-packing and distribution agreements throughout the United States and overseas. Ocean Beverage has appointed an agent for Brasil to represent the Company in licensing and/or arranging distribution of the Company's products in that territory.


Liquid Process Operations (Discontinued)

In view of continuing losses, the Company has discontinued all operations of its unprofitable liquid process equipment manufacturing subsidiaries (Licon, Inc., Alval International, Inc., Alval Process Engineering, Ltd.) and terminated all employees. In November, 1995, the Company together with Clydesdale Bank, UK, appointed Touche Ross as a receiver to liquidate its United Kingdom subsidiary, Alval Process Engineering, Ltd.

Business Strategy

The Company believes its long-term strategy of acquiring companies, assets, product lines and businesses which are in high growth industry markets, such as insurance, finance, medicine, and selected consumer products such as sports drinks and other beverages, will enable it to increase revenues and achieve profits. The Company intends to avoid equipment manufacturing businesses and generally, high-technology businesses.

Acquisitions have generally been made with shares of the Company's Common Stock, notes and limited amounts of cash.

The Company presently has no other agreements, understandings, or arrangements with respect to the acquisition of any additional businesses.

The Company's strategy of acquiring various businesses in different sectors will be subject to all of the risks inherent in the ownership of such business assets, including but not limited to the ability to attract and maintain customers; the uncertainty of cash flow to meet fixed obligations that may be incurred to acquire and sustain such assets; competition from other firms, which may be more highly capitalized than the Company, particularly in highly competitive consumer product sectors; and unfamiliarity with new business areas. If the Company acquires, develops or manages any new business, management may need to devote substantial time to integrate such business into the Company's operations. The Company intends to acquire companies with experienced managers and to hire such additional managers as may be required to manage its acquisitions.

Manufacturing and Suppliers

Medical Sector Operations

AccuMed is a service and administration company and does not manufacture any products.

Beverage Operations

The Company bottles its beverages in a leased facility in Phoenix, Arizona and intends to enter into co-packing and bottling agreements with other U.S. and overseas beverage distributors and bottlers for the manufacture and sale of its beverage products. In overseas markets, SportAde may supply either flavor concentrates for bottling or may license the formula for manufacturing by such third parties.

The Company does not itself manufacture any bottles or labels, but purchases custom-made or printed materials from outside third party suppliers. Such supplies are generally available from a number of suppliers. The Company does not believe it is materially dependent on any one supplier and that alternative sources or substitutes for components are available or could be developed if necessary. The Company does not generally maintain large inventories.
Accordingly, any delay or difficulties in developing such alternatives or substitutes could result in shipment delays, which would adversely affect the Company's business and operations.

Bottling, inspection and testing and all final packaging is presently conducted at the SportAde manufacturing facility.

Research and Development

The Company's medical sector subsidiary continues to develop new physician practice administration and service products for their clients. The beverage division continues to develop new beverage flavors, bottles and other marketing devices designed to improve sales and profits.

Marketing, Sales and Customers

To date, marketing has been conducted primarily by the Company's officers and staff, utilizing their contacts in their respective industries, as well as, to a lesser extent, by limited advertising and attendance at trade conventions and, as the installed customer base has increased, recommendations by existing users. In 1996, the Company also intends to use independent sales representatives to market its products in both the medical and beverage sectors.

In order to establish a strong growth pattern, the Company believes that all of its subsidiaries will rely on repeat sales from existing customers. Since the Company sells to a broad market, it believes that it is generally not dependent, on an ongoing basis, on any specific customer. However, with respect to certain large wholesalers or retail outlet customers of the beverage products, SportAde in the future could be materially dependent on such large wholesalers or retail outlets, the loss of which could be materially adverse to the beverage company's business.

The beverage division has begun to appoint independent, generally commissioned agents in certain overseas countries and regions. These representatives may also represent manufacturers or distributors of products that are complementary with those of the Company, some of which may account for a significantly larger percentage of the sales of such representatives than the Company's products. The Company works closely with these representatives to target marketing efforts to potential customers identified by the agents and/or the Company.

The Company's medical sector subsidiary experiences no seasonality in its business. The Company's beverage operations can be
seasonal, with greater sales in the summer months.   SportAde
intends to mitigate any seasonality by offering its product in areas in Latin America which reverse the northern seasons, and other generally temperate or warm climates. The Company may have quarters where sales in both its medical sector and beverage subsidiaries are concentrated to a few large customers, without large sales, or fluctuations in sales from quarter to quarter, depending on the contribution from each subsidiary.

Backlog

The Company had no material backlog of orders at December 31, 1995.

Patents and Proprietary Rights

The Company and its subsidiaries do not own any patents for any of their products. The Company, however, has an exclusive license to manufacture, use and sell a sports beverage, trademarked SportAde, expiring in 2003. There can be no assurance that the license will afford protection against competitors with similar products. There can also be no assurance that any products sold by the Company could not be developed and sold by others. Management of the Company believes that in the event any protection currently provided by the license were to terminate, the Company, based upon its industry experience, would be able to design its own beverage products and continue its operations without having to rely on any license of any third party.

Certain of the Company's managerial employees in both the medical and beverage subsidiaries are required to execute a confidential information and intellectual property rights agreement providing that (a) all confidential information developed by or disclosed to the employee during the course of their employment shall be the exclusive property of the Company and (b) shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information.

Although the Company's subsidiaries have registered certain trademarks in connection with the Company's products, none of such trademarks is of such significant value to the Company or its business that the loss of which would adversely affect the Company's overall business.





Competition

There is significant competition in the sectors in which the Company's subsidiaries do business. Most of the Company's competitors have significantly greater technical, manufacturing, financial and marketing resources than the Company.

The Company's medical sector subsidiary, while providing what the Company believes to be superior and less costly products, service or administration, has competitors offering similar services who are larger and have greater financial resources, the result of which could adversely affect the business of the Company's subsidiary. Furthermore, there is no assurance that reinsurance companies or others with whom AccuMed may do business may not offer the same products and services as AccuMed. Such increased competition may adversely affect the subsidiary's ability to compete at profitable margins.

The consumers products sector in which SportAde operates has competitors with strong brand-names (Coca-Cola, Pepsi, GatorAde, etc.), substantial financial resources far in excess of the Company's, large and experienced personnel, and a wide range of products. By virtue of their greater financial resources such competitors may be able to reduce prices so significantly as to affect adversely competition in general and specifically SportAde's profit margins. Furthermore, consumer trends in this market may change, requiring the beverage subsidiary to expend additional money for reformulation of beverage flavor and bottle redesign in order to compete successfully. In certain overseas markets in which SportAde intends to distribute its products there is often economic and/or governmental instability. There is no assurance that SportAde can market successfully to these markets at profitable margins.

Employees

As of October 28, 1996 the Company and its subsidiaries had fifteen full-time employees, five of whom are in management and sales, and two in administrative and clerical positions. The remaining eight employees are considered plant employees and are involved in the actual bottling of the Company's beverages. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2 - PROPERTY

The Company currently leases offices in Tampa and Venice, Florida for administration and AccuMed, totaling approximately 1,800 square feet at an aggregate rental of $1,600 per month. The Company's beverage subsidiary leases facilities in Phoenix, Arizona of approximately 15,000 square feet at a monthly rental of approximately $3,900 per month.



The Company believes that its facilities are suitable for its present operations. If required, the Company believes that additional space is also available adjacent or near to its existing facilities at favorable rental rates.

ITEM 3 - LEGAL PROCEEDINGS

Discontinued Operations: In March, 1995, the Company's discontinued subsidiary, Licon, Inc., received notice that a request for arbitration was accepted by the Korean Commercial Arbitration Board in the matter of Sambo Fine Chemical Mfg. Co., Ltd. and Licon, Inc. The complainant in such matter sought a refund of $516,300 together with certain alleged interest due. Licon, Inc. previously agreed to repurchase the unit for $516,300 of which $250,000 is accrued and was to have been paid in 1994 with the balance payable upon the resale of the equipment. Licon, Inc. has not paid any of such amount. The Company has subsequently informed the Arbitration Board in 1995 that Licon, Inc. has been discontinued and is no longer in business and therefore any repurchase offer is withdrawn. The Company has received no further responses from any party in Korea.

See Also Part II-Item 5, Market for common equity and related stockholder matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1995.

On February 14, 1996, the Board of Directors of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, pursuant to which the Company would effect a one-for-one hundred twenty reverse stock split (the "Reverse Split"). On the same date, the holders of more than a majority of the issued and outstanding shares of Common Stock executed and delivered to the Company a Written Consent to Corporate Action (the "Written Consent"). Pursuant to the Written Consent, such holders approved the amendment to the Company's Certificate of Incorporation, as amended, regarding the Reverse Split. Such approval by the Board of Directors and by the holders of more than a majority of the issued and outstanding shares of Common Stock is adequate under Delaware law to amend the Certificate of Incorporation, as amended, to effectuate the Reverse Split, effective March 29, 1996.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth for the quarters indicated, the high and low bid prices of the common stock and the 1991 Warrants as reported by NASDAQ for the period from January 1, 1994 through December 31, 1995. The bid prices reported, which do not reflect the Company's October 11, 1994 1:10 reverse stock split, except for the fourth quarter of the fiscal year ended December 31, 1994, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 1994         Common Stock    Warrants

                                     High    Low    High    Low

First Quarter                      $1-1/32  $3/4    $7/8  $15/16

Second Quarter                     $1-3/32  $7/32   $1/2  $3/16

Third Quarter                      $9/32    $1/16   $7/32 $1/16

Fourth Quarter                     $1-1/4   $5/16   $1/16 $1/32

Year Ended December 31, 1995

First Quarter                      $9/16    $13/64

Second Quarter                     $17/32   $9/32

Third Quarter                      $3/8     $5/32

Fourth Quarter                     $11/32   $1/32

The Company's securities were delisted from the NASDAQ Small-Cap Stock Market on May 9, 1996 due to NASDAQ's allegation of the Company's non-compliance with NASDAQ's alternative to its minimum bid price criteria, requirements for current financial information, among other matters. The Company has appealed such action, and in the interim, the Company is applying for listing on the NASDAQ
Bulletin Board.   The Company believes that its common stock will
be listed on the NASDAQ Bulletin Board.

Prior to the delisting, the common stock was traded in the Over-the-Counter market and quoted by NASDAQ under the symbols
"EMRLD". On February 14, 1996, there were approximately 250 holders of record of the common stock. This number does not include any adjustment for stockholders owning common stock in "street" name, which, in the Company's best knowledge, represents approximately an additional 1,000 persons.

On April 11, 1996, the closing bid price of the common stock on NASDAQ was $3.75.

The Company has not paid any cash dividends since its inception, does not anticipate paying any cash dividends in the foreseeable future and intends to retain earnings, if any, to provide funds for general corporate purposes and the expansion of the Companies business. Any future dividends will be dependent upon the earnings of the Company, its financial requirements and other relevant factors.

The 1991 Warrants, symbol "EMRLW", were delisted from NASDAQ effective as of the close of business on February 14, 1995, due to a lack of market-makers and are listed in the pink sheets. No warrants were traded in 1995 according to the NASDAQ stock market on April 11, 1996.

ITEM 6-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Background

Emerald Capital's wholly-owned subsidiaries are: SunMed, Inc.--including AccuMed, Inc., which on March 31, 1995, was acquired with common stock, and is a medical sector business which provides electronic insurance billings, collections, medical practice management and insurance administration for physician groups, clinics and others in the medical sector; and Ocean Beverage International, Inc., which in October, 1995, was acquired with common stock of the Company, and is a manufacturer and distributor of sport-drinks and other beverages. The Company has agreed to provide the sellers of SportAde and AccuMed with a guaranteed value for the shares of common stock issued in each transaction.

In 1995, the Company discontinued its liquid process equipment manufacturing operations, Licon, Inc. and Alval Process Engineering, Ltd., UK. Approximately $2,620,424 of the Company's consolidated losses for the period ending December 31, 1995 were from the discontinued operations. In November, 1995, the Company together with Clydesdale Bank, UK, appointed Touche Ross as a receiver to windup Alval Process Engineering, Ltd.

Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31,
1994

The Company's operations for 1994 consisted of its liquid process subsidiaries which have been retroactively reclassified to discontinued operations because of the Company's 1995 discontinuance of its United States and foreign based environmental service business segment. Operations for 1995 consisted predominately of the Company's beverage business which was acquired in 1995.


During 1995, the Company also acquired businesses intended to operate in the medical services and beverage sectors. These acquisitions were made predominately with shares of the Company's common stock. In connection with the medical services acquisition, the Company recorded cost in excess of net assets of $624,432. Due to the acquired medical services business' 1995 operating results and projected future cash flows, the Company recorded an expense of $624,432 to reflect the impairment of those costs in excess of net assets.

Selling, general and administrative expenses increased to $4,292,725 for 1995 compared to $2,662,626 for 1994, an increase of
$1,630,099. Included in selling general and administrative expenses for 1995 is $2,073,697 of consulting and legal expense which the Company contracted for and paid in shares of common stock, compared to $1,346,574 for 1994. The $902,976 balance of the increase in selling, general and administrative expense is comprised of start-up costs of the Company's 1995 acquired businesses. The loss from continuing operations for 1995 was $4,813,936 compared to $2,737,389 for 1994.

The Company reported a loss from discontinued operations of
$2,620,424 for 1995, which included   a $1,011,611 write-off of the
remaining balance of the cost in excess of net assets acquired of the discontinued operations, a loss of $562,041 from operations to the date of discontinuance, and estimated losses on the disposition of the businesses assets and settlement of liabilities

Consolidated revenues from continuing operations were $172,087 for the year ended December 31, 1995 as compared to $0 for the year ended December 31, 1994.

Financial Condition and Liquidity

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has suffered recurring losses from operations and has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent on its ability to achieve profitable operations and obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of $(7,434,360) and consumed cash in operating activities of $1,523,589 for the year ended December 31, 1995 and had a working capital deficiency of $(1,478,363) and a capital deficit of $(554,223) at December 31, 1995. At December 31, 1995, the Company had cash of $3,287.

To supplement the Company's inadequate cash flow, provide working capital for operations and discontinuing operations of the liquid process division, and to provide working capital to its new acquisitions, during 1995, the Company completed private placements of $1,017,517 through the sale of units consisting of common stock and warrants, settled accounts payable of $861,575 by the issuance of shares of common stock and contracted for and paid legal and consulting fees of $2,073,697 in shares of common stock.

The Company significantly restructured its businesses in 1994 and 1995, taking steps intended to improve operations and cash flow, including (1) discontinuing the unprofitable manufacturing operations of its former liquid process equipment manufacturing subsidiaries, terminating all staff, selling its office building/manufacturing facility in the United States; (2) acquiring new businesses which the Company believes are in greater growth, higher profit margin industries; (3) reducing holding company office facilities and personnel levels to reduce costs, (4) eliminating in-house accounting operations and personnel and providing for such services by retaining less-expensive outside personnel. While the Company believes that these measures will reduce the cash consumed in operations, there is no assurance that revenues and profits of recent acquisitions will be sufficient to fund all of the Company's operations.

The Company believes that efforts to reduce its costs and improve the operations are consistent with the Company's restructuring strategy of owning businesses in higher growth, non-manufacturing sectors. The Company anticipates that recent acquisitions should provide the Company with the ability to cover fixed corporate costs. Unless as otherwise stated herein, there are presently no plans, understandings or arrangements with respect to any future acquisitions.

The Company believes that should the aforementioned measures taken to improve cash flow be successful, and provided that sales improve due to the recent acquisitions, together with additional private placements of which there is no assurance, existing cash and capital resources will be sufficient to fund operations for the next twelve months.

If the Company's cash flow improvement is less than anticipated to enable the Company to have sufficient cash to fund operations for the next twelve months, the Company would consider a sale of certain subsidiaries, specific assets or operations or a corporate reorganization or liquidation, although such actions are not probable or imminent.

Historically, certain affiliates of the Company and others have made advances to meet the Company's short-term cash needs. At
December 31, 1995, convertible promissory notes owed to such persons aggregated approximately $215,600.

Inflation

The Company believes that its subsidiaries may be affected by general economic trends and inflation. AccuMed's business may be adversely affected if there are industry-wide reductions or increases in health costs, health and other insurance premiums, or new or revised governmental regulations which would require changes in the subsidiary's methods of doing business. With respect to the operations of the Company's beverage subsidiary, costs of raw supplies, including plastic for bottles, sugar, fructose and fruit flavorings, may be affected by greater inflation and restricted worldwide supplies due to adverse trade, weather or environmental factors. A slowdown in the economy may reduce sales to consumers of the Company's beverage products which are discretionary. Price increases if passed on to consumers may reduce sales.

The Company believes that any adverse impact of inflation upon any one subsidiary may be mitigated by the diverse products and services offered by the Company's other subsidiaries.

Future Accounting Pronouncements:

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the statement requires, among other things, impairment loss of assets to be held and gains for losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company will adopt the Statement as of January 1, 1996 and its implementation is not expected to have a material effect.

In October 1995, the Financial Accounting Standards Board issued
Statement No. 123 "Accounting for Stock-Based Compensation."   The
Statement establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company does not presently intend to adopt the fair value based method, but instead will, beginning in 1996, disclose the effects of the calculation required by the Statement.

ITEM 7 - FINANCIAL STATEMENTS:


The consolidated financial statements and notes are included herein beginning at page F-1.


ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE:    None.


PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS

The following table sets forth information with respect to the executive officers and directors of the Company who perform policy-making functions:

 Name          Age

               Position
Robert Springer     59   Chairman,  Acting Chief Executive Officer
and Chief Financial Officer of the Company

Robert Springer was a co-founder of the Company and has served as its Chairman of the Board of Directors since its inception in 1989.
 Previously, Mr. Springer served as the Company's Acting Chief Executive Officer and Acting Chief Financial Officer, a position he resigned from on March 18, 1996. Mr. Springer resumed such positions in November, 1996.

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.


Based solely on a review of copies of reports filed with the SEC during the fiscal year ended December 31, 1995, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 10 - EXECUTIVE COMPENSATION

This section provides certain information regarding the compensation, stock option grants and employment agreements to the Company's Chief Executive Officer at December 31, 1995 and executive officers of the Company who received salary and bonus in excess of $100,000 for the 1995 fiscal year (collectively referred to as the "Named Executive Officers").

Summary Compensation Table

The following table sets forth the cash and other compensation paid or accrued by the Company and its subsidiaries to the Named






Executive Officers for the fiscal year ended December 31, 1995, 1994 and 1993:

       Annual Compensation              Long-Term Compensation (5)
------------------------------------------------------------------
                                  Restricted
Name/                               Stock    LPTI   Other Payouts/
Position  Year  Salary ($) Bonus($) Awards  Options  Compensation -
------------------------------------------- ----------------------

Robert
Springer/
Chairman
(formerly Chief Executive Officer)
     1995(6) $      0   $       0   $105,000(7)    0          0
       1994  $184,864(1)$240,400(3) $100,000(4)    0          0
       1993  $274,418(2)$95,000(3)  $      0       0          0

(1) Includes compensation paid to consulting companies of which Mr. Springer was the principal stockholder.
(2)  Includes deferred salary of $35,651.
(3) A bonus fee paid to InterCapital, a company of which Mr. Springer was a principal shareholder, pursuant to an agreement between the Company and InterCapital.
(4) Includes 8,333 shares of immediately vested restricted common stock issued in December 1994 in consideration of reducing the terms of an employment and consulting agreement, reducing salary and consulting fees relating to such agreements, and entering into new employment and consulting agreements.
(5) All stock options awarded to Mr. Springer have been canceled by him.
(6) In November and December, 1995, Mr. Springer canceled all accrued and deferred salary and consulting fees owed to him for all prior periods.
(7) Includes 29,167 shares of immediately vested restricted common
    stock issued in November 1995 in    consideration of  continued
    accruals and deferrals of salaries and fees, cancellation of accrued fees and salaries owed by the Company to Mr. Springer and/or his affiliated company.

Option Grants in 1995:  None.

Directors Compensation

Employee directors receive no compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Non-employee directors receive $1,000 per meeting for a maximum of six in-person Board meetings plus expenses. An additional $500 per meeting is paid to non-employee directors attending in excess of six meetings.

Consulting and Employment Agreements

The Company entered into a six year consulting agreement with Avalon Holdings, Inc., a company in which the Chairman of the Company is a principal shareholder, effective April 1, 1996. The annual base salary under the agreements is $250,000 per annum. In view of the Company's financial condition, Avalon continues to accrue all of its fees.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of common stock as of October 28, 1996, by: (i)each of the Company's Named Executive Officers and directors, (ii)each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii)all of the Company's executive officers and directors as a group. Number of shares reflects the Company's one for one twenty reverse split on March 29, 1996.

Name and Address of   Amount and Nature of        Percentage
Beneficial Owner      Beneficial Ownership         of Class


Robert Springer                  78,783 (3)        6.1%

All Officers and directors       78,783            6.1%
of the Company as a group
_________________
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, except as otherwise noted and, unless otherwise indicated, represents shares for which the beneficial owner has only sole voting power but may not have dispositive powers.
(2) The mailing address for all directors and executive officers of the Company is c/o Emerald Capital Holdings, Inc., 2210 S. Tamiami Trail, #6, Venice, FL. 34293.
(3) Represents 78,783 shares of Common Stock directly owned by Avalon Holdings, Inc., a company of which Mr. Springer is a principal shareholder, and Mr. Springer, the Company's
Chairman of the Board. On March 18, 1996, Mr. Springer canceled all voting rights previously granted to him in certain voting proxies. Mr. Springer has voluntarily canceled as of December
31, 1995, all stock options previously granted to him since the founding of the Company in 1989.

Each of the parties listed above has sole voting and/or dispositive power over the shares owned.

ITEM 12 - CERTAIN TRANSACTIONS

The Company, on June 7, 1995, amended its certificate of incorporation in the State of Delaware.

In connection with the Company's private placement offering in November, 1994 through January 1996, of 82,994 Units, each Unit comprised of one share of the Company's Common Stock, one five year warrant to purchase one share of Common Stock at $36 per share and one five year warrant to purchase one share of Common Stock at $48 per share. The Company has granted certain "PiggyBack" registration rights to the shares of common stock. Through December 31, 1994, the Company paid to an affiliated company of one of the Company's directors, Robert Springer, a fee of $52,900 for its services in arranging such financing.

The Company discharged an aggregate of $955,163 of indebtedness owed to various creditors through the issuance of 46,993 shares of
common stock in 1994 and 1995.    Issuances in the amount of 89,717
shares were issued to employees and consultants for services rendered, salaries, fees, and in connection with cancellation, deferrals and accruals of salaries and fees owed. The Company has granted "PiggyBack" registration rights to the shares of common stock issued to creditors.

The Company's has received in 1995 and 1996 proceeds of $385,616 from various convertible bridge loans from certain stockholders payable generally in January, 1997, carrying an interest rate of 8%, convertible into Common Stock at 25% of the bid price of the Company's Common Stock on the date of conversion. Conversion provides each shareholder with one common stock purchase warrant, exercisable at any time within three years of the date of conversion at an exercise price equal to the bid price on the date of conversion. The Company has granted certain "PiggyBack" registration rights to the shares of common stock. As of December 31, 1995, $215,600 was outstanding on these loans.

On November 5, 1996 Joseph P. Cillo resigned as Chief Executive Officer, Chief Financial Officer and a Director. Mr. Springer, the Company's Chairman, has assumed the positions as Acting Chief Executive Officer and Acting Chief Financial Officer until the appointment of replacements.

On September 30, 1995 and March 31, 1996 the Company entered into an agreement to acquire two development stage businesses, Captive Management Systems, Inc. and Captive Administrators, Inc., respectively. On November 5, 1996, the parties to the Agreements modified the September 30, 1995 agreement and rescinded the March 31, 1996 agreement ( See Note L(c) to consolidated financial statements).

See Also Item 10-Executive Compensation.








ITEM 13 - EXHIBITS AND REPORTS AND FORM 8-K
(a)  EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on August 14, 1991(1)
3.1a Amended Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on June 7, 1995. (7) 3.1b Certificate of Amendment to Amended and Restated Certificate
     of Incorporation, as amended (7)
3.2  Bylaws of the Company (2)
3.3 Certificate of Retirement of Preferred Stock as filed with the Secretary of State of Delaware (3)
3.4  Amendment to By-Laws of the Company (6)
4.1 Warrant Agreement, dated as of August 13, 1991, among the Company, American Stock Transfer & Trust Co. ("American") and Stratton(1)
4.2 First Amendment, dated October 30, 1992, to Warrant Agreement, dated August 13, 1991, among the Company, American and Stratton(3)
4.3 Warrant Agreement, dated February 16, 1993, between the Company and American(5)
4.4 Form of First Amendment to Warrant Agreement to be entered into between the Company and American(5)
4.5  Specimen Common Stock Certificate(2)
4.6 Class A Warrant Agreement, dated October 12, 1993, between the Company and AWH(5)
4.7 Class B Warrant Agreement, dated October 12, 1993, between the Company and AWH(5)
4.8  Form of Class C Warrant(6)
4.9  Form of Class D Warrant(6)
10.1 Amended and Restated 1990 Stock Option Plan(4)
10.2 Form of Indemnification Agreement with Officers and
     Directors(3)
10.3 Indemnification Agreement, dated August 17, 1991, between the Company and Robert Springer(1)
10.4 Form of Confidential Information and Intellectual Property Rights Agreement(2)


21. The following table sets forth the name of each subsidiary of the Company and its jurisdiction of incorporation:

      Name of Subsidiary        Jurisdiction of Incorporation

     AccuMed Systems, Inc.             Florida
     SportAde International, Inc.      Delaware
     Ocean Beverage International,
      Inc. (in formation)              Delaware
     SunMed, Inc.                      Delaware
     (formerly Licon Acquisition Corporation)





(b)       REPORTS ON FORM 8-K

Form 8-K, dated November 8, 1995, as filed with the Securities and Exchange Commission on November 10, 1995 reported, under Items 2 and 5 - Other Events, that the Company had acquired SportAde International, Inc. and Captive Management Systems, Inc.; and would appoint Touche Ross as receiver to liquidate Alval Process Engineering, Ltd., and enter into discussions with a potential purchaser of selected assets of the liquid process division.

Form 8-K, dated December 6, 1995, as filed with the Securities and Exchange Commission on December 7, 1995, reported, under Item 5 -
Other Events, that Steven Debrovner, a Director, had resigned, effective November 18, 1995.

Form 8-K, dated March 18, 1996, as filed with the Securities and Exchange Commission on March 1996, reported, under Item 5 - Other
Events, that the Company had appointed Joseph P. Cillo as Chief
Executive Officer, Chief Financial Officer and a Director.

Form 8-K, dated April 8, 1996, as filed with the Securities and Exchange Commission on March 1996, reported, under Item 5 - Other Events, that Robert Springer had resigned as Acting Chief Executive Officer and Acting Chief Financial Officer; that Mr. Springer had canceled voting proxies for 18,122,500 shares which had been granted him; that the Company had completed a reverse split of its Common Stock at a ratio of 1 for 120 shares; that the Company's subsidiary, SunMed, Inc. had completed the acquisition of the 20% minority interest in Captive Management Systems, Inc. and completed the acquisition of 100% of Captive Administrators, Inc.; that the Company had requested a hearing with the National Association of Securities Dealers (NASD) regarding a possible delisting of the Company's stock from the NASDAQ Small Cap Market due to alleged non-compliance with NASDAQ's alternative to its minimum bid price criteria, among other matters.

Form 8-K, dated May 10, 1996 that the Company's securities were delisted from the NASDAQ Small-Cap Stock Market on May 9, 1996, and that, in the interim, the Company is considering applying for listing on the NASDAQ Bulletin Board.


(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(2) Incorporated by reference to the Company's Registration
    Statement on Form S-1, Registration No. 33-37194, dated August
    13, 1991.
(3) Incorporated by reference to the Company's Registration
    Statement on Form S-1, Registration No. 33-54030, dated
    February 16, 1993.
(4) Incorporated by reference to the Company's Form S-8, dated
    August 13, 1993.



(5) Incorporated by reference to the Company's Registration
    Statement on Form S-1, Registration No. 33-72784, dated
    February 9, 1994.
(6) Incorporated by reference to the Company's Annual Report, as amended, on Form 10-KSB for the fiscal year ended December 31, 1994.
(7) Filed herewith.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               EMERALD CAPITAL HOLDINGS, INC.





               BY:  /s/   Robert Springer

                         Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature              Title                      Date


/s/ Robert Springer   Chief Executive Officer        November 13,
                     (Principal Executive Officer,       1996
                      Chief Financial Officer)

EXHIBIT 3.1A

CERTIFICATE OF AMENDMENT
TO
AMENDED AND RESTATED CERTIFICATE OF INCORPORATION,
AS AMENDED
OF
LICON INTERNATIONAL, INC.


The undersigned, being the Chairman of the Board and Chief
Executive Officer of LICON INTERNATIONAL, INC., a Delaware corporation (the "Corporation"), does hereby certify as follows:

1. The Amended and Restated Certificate of Incorporation. as amended, of the Corporation is amended by deleting in its entirety Article First thereof and inserting in its place the following
Article First:

FIRST ARTICLE

     NAME

The name of the corporation (hereinafter the "Corporation") is Emerald Capital Holdings, Inc.

2. This Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Corporation was duly adopted by
(i) the Board of Directors of the Corporation in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware, and (ii) the stockholders of the Corporation, by written consent, as provided in, and in accordance with, Section 228 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, the undersigned has signed his name and affirms, under penalties of perjury, that this instrument is the act and deed of the Corporation and that the facts stated in this instrument are true.


LICON INTERNATIONAL, INC.

By:/s/Robert Springer
      Chairman of the Board and
      Chief Executive Officer

EXHIBIT 3.1b

CERTIFICATE OF AMENDMENT
TO
AMENDED AND RESTATED CERTIFICATE OF INCORPORATION,
AS AMENDED
OF
EMERALD CAPITAL HOLDINGS, INC.

The undersigned, being the Chairman of the Board and Chief
Executive Officer of EMERALD CAPITAL HOLDINGS, INC., a Delaware corporation (the "Corporation"), does hereby certify as follows:

1. The Amended and Restated Certificate of Incorporation. as amended, of the Corporation is amended by the addition of the following Section 4.9:

     The Reverse Split will be formally implemented by amending the present Article VI of the Company's Certificate of Incorporation, as amended, to add the following Section 4.9:

"4.9 Effective as of 5:00 p.m., Eastern time, on March 29, 1996, all outstanding shares of Common Stock held by each holder of record on such date shall be automatically combined at the rate of one-for-one hundred twenty without any further action on the part of the holders thereof or this Corporation. No fractional shares shall be issued. All fractional shares for one-half shares or more shall be increased to the next higher whole number of shares and all fractional shares of less than one-half share shall be decreased to the next lower whole number of shares, respectively."

An appropriate amendment to the Company's Certificate of Incorporation, as amended, will be filed with the Secretary of State of the State of Delaware.

2. 2. This Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Corporation was duly adopted by
(i) the Board of Directors of the Corporation in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware, and (ii) the stockholders of the Corporation, by written consent, as provided in, and in accordance with, Section 228 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, the undersigned has signed his name and affirms, under penalties of perjury, that this instrument is the act and deed of the Corporation and that the facts stated in this instrument are true.

EMERALD CAPITAL HOLDINGS, INC.
By:/S/Robert Springer
      Chairman of the Board and
      Chief Executive Officer

Emerald Capital Holdings, Inc.




Index to Consolidated Financial Statements




Report of Independent Certified Public Accountants         F-2

Consolidated Balance Sheet                                 F-3

Consolidated Statements of Operations                      F-4

Consolidated Statements of Stockholders' Equity
  (Capital Deficit)                                        F-5

Consolidated Statements of Cash Flows                      F-7

Notes to Consolidated Financial Statements                 F-9

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Emerald Capital Holdings, Inc.
Tampa, Florida


We have audited the accompanying consolidated balance sheet of Emerald Capital Holdings, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Capital Holdings, Inc. and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses from operations and has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Miami, Florida BDO Seidman, LLP
October 4, 1996, except for Note L(c)
 which is as of November 5, 1996

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1995
(Note B)

Assets
Current Assets
     Cash                                            $      3,287
     Accounts receivable                                   34,384
     Inventories                                           58,404
     Prepaids and other                                    30,541
                                                       ----------
Total Current Assets                                      126,616

Property and equipment, net(Note C)                       463,961

Cost in excess of net assets acquired, less
     accumulated amortization of $15,640 (Note D)         630,748

Other Assets                                                6,631
                                                       ----------
                                                      $ 1,227,956
                                                       ==========
Liabilities and Capital Deficit
Current Liabilities
     Current maturities of notes payable (Note E)      $   200,667
     Accounts payable and accrued expenses               1,404,312

Total Current Liabilities                                1,604,979
Notes payable, less current maturities (Note E)            177,200
                                                        ----------
Total Liabilities                                        1,782,179
                                                        ----------
Commitments, Contingencies and Subsequent Events (Notes J and L)

Capital Deficit
     Common Stock $.001 par value, authorized
          833,333 shares, issued and outstanding
          277,493                                              277
     Additional paid-in capital                         20,545,586
     Deficit                                           (21,080,086)
     Due from stockholder                                  (20,000)
                                                       -----------
Total capital deficit                                     (554,223)
                                                       -----------
                                                      $  1,227,956
                                                       ===========




     See accompanying notes to consolidated financial statements.

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Year ended December 31,
                                               1995        1994
                                           -----------------------

Sales (Note I)                            $   172,087 $         -
Cost of goods sold                             59,496           -
Selling, general and administrative
     expenses (Notes F and J)               4,292,725    2,662,626
Impairment of cost in excess of net assets
     acquired (Note D)                        624,432            -
                                           ----------   -----------
Loss from continuing operations            (4,804,566)  (2,662,626)

Other (income) expenses:
     Interest expense                           9,370       47,658
     Currency exchange losses and other            -        27,105
                                           ----------   ----------
Loss Before Discontinued Operations        (4,813,936)  (2,737,389)
                                           ----------   ----------
Discontinued operations (Note H):
     Loss from operations of discontinued
     environmental services business segment (562,041) (1,306,600) Loss from disposal of environmental
     services business segment             (2,058,383)           -
                                           ----------   ----------
Loss from discontinued operations          (2,620,424)  (1,306,600)
                                           ----------   ----------
Net Loss                                 $ (7,434,360) $(4,043,989)
                                           ==========   ==========
Loss per common share
     Continuing operations                    $(28.21)    $(148.77)
     Discontinued operations                   (15.35)      (71.01)
                                              -------     --------
Net loss per common share                     $(43.56)    $(219.78)
                                              =======     ========
Weighted average number of outstanding
     shares of common stock                   170,682       18,400
                                              =======      =======










     See accompanying notes to consolidated financial statements.

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
(Notes D and F)                                 PAGE 1 OF 2

                              Common  Stock   Additional Cumulative
                              Shares  Amount  Paid-in-  Translation
                                              Capital    Adjustment
                             ------- ------- ----------- ----------
Balance December 31, 1993       8,405 $    8 $10,785,878 $    7,742

Issuance of shares in
 connection with consulting
 and legal services            22,491     22   1,346,552        -0-
Issuance of common stock, net
 of offering costs            32,720     33   2,585,792        -0-
Issuance of common stock in
 connection with conversion
 of debt                       4,733      5     113,583        -0-
Cancellation of stockholder
 note                            (44)     -    ( 76,000)       -0-
Foreign currency translation
 adjustment                       -0-      -        -0-      35,955
  Net loss                        -0-      -        -0-         -0-
                              -------  ------ ----------  ---------

Balance December 31, 1994      68,305     68  14,755,805     43,697

Issuance of shares in
 connection with consulting
 and legal services            67,226     67   2,073,630        -0-
Issuance of shares in
 connection with acquisition
 of Accu-Med                   15,833     16     799,984        -0-
Issuance of shares in
 connection with acquisition of
 Captive Management Systems    12,500    12      37,188        -0-
Issuance of shares in
 connection with acquisition
 of SportAde International     16,667     17     999,983        -0-
Issuance of common stock, net
 of offering cost              54,702     55   1,017,463        -0-
Issuance of common stock in
 settlement of accounts
 payable                       42,260     42     861,533        -0-
Foreign currency translation
 adjustment                      -0-       -        -0-    (43,697)
Net loss                         -0-       -        -0-         -0-
                             --------  ------  ---------  ---------

Balance December 31, 1995     277,493 $  277 $20,545,586 $      -0-
                             ========  =====  ==========  =========


See accompanying notes to consolidated financial statements

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
(Notes D and F)                                 PAGE 2 OF 2

                                 Due From
                                Stocholder   Deficit      Total
                                ----------  ---------   ---------

Balance December 31, 1993    $ ( 76,000) $(9,601,737) $ 1,115,891

Issuance of shares in
 connection with consulting
 and legal services                 -0-         -0-    1,346,574
Issuance of common stock, net
 of offering costs                  -0-         -0-    2,585,825
Issuance of common stock in
 connection with conversion
 of debt                            -0-         -0-       113,588
Cancellation of stockholder
 note                              56,000        -0-      (20,000)
Foreign currency translation
 adjustment                         -0-          -0-       35,955
Net loss                            -0-   (4,043,989) (4,043,989)
                                  ---------  ----------  -------

Balance December 31, 1994        (20,000) (13,645,726)  1,133,845


Issuance of shares in
 connection with consulting
 and legal services                  -0-         -0-    2,073,697
Issuance of shares in
 connection with acquisition
 of Accu-Med                         -0-         -0-      800,000
Issuance of shares in
 connection with acquisition of
 Captive Management Systems          -0-         -0-       37,200
Issuance of shares in
 connection with acquisition
 of SportAde International           -0-         -0-    1,000,000
Issuance of common stock, net
 of offering cost                    -0-         -0-    1,017,517
Issuance of common stock in
 settlement of
 accounts  payable                   -0-         -0-      861,575
Foreign currency translation
 adjustment                          -0-         -0-     (43,697)
 Net loss                            -0-   (7,434,360)(7,434,360)
                                --------  -----------   ---------

Balance December 31, 1995     $  (20,000)$(21,080,086) $(554,223)
                                 ======== ===========  ==========

See accompanying notes to consolidated financial statements.

EMERALD CAPITAL HOLDINGS, INC.               PAGE 1 OF 2
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note N)
                                     Year ended December 31,
                                         1995       1994
OPERATING ACTIVITIES                 ----------------------
Net loss                           $(7,434,360)  $(4,043,989
Noncash adjustments:
 Depreciation and amortization         154,051       360,826
 Common stock issued for services    2,073,697     1,345,574
 Impairment of cost in excess
  of net assets acquired               624,432          -0-
 Loss on discontinued operations     2,039,809          -0-
Cash provided (used) by changes
 in assets and liabilities:
  Accounts receivable                  455,188      (532,991)
  Inventories                          (11,275)       70,583
  Prepaid expenses and other           (20,445)      (10,096)
  Accounts payable and accrued
   expenses                            768,559       439,813
  Other assets                          93,170       (15,369)
  Discontinued operations -
   change in working capital          (266,415)      178,591
                                    ----------    ----------
NET CASH (USED IN) OPERATING
  ACTIVITIES                        (1,523,589)   (2,206,058)
                                    ----------    ----------
INVESTING ACTIVITIES
 Investment activities of
  discontinued operations              277,062      (111,991)
 Increase in other assets                 -0-        (15,369)
 Payments for acquisition of
  businesses, net of cash acquired      (4,565)         -0-
                                    ----------    ----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                 272,497      (127,360)
                                    ----------    ----------
FINANCING ACTIVITIES
 Increase in indebtedness to
  related parties, including
  accrued interest                     215,600       211,095
 Payment of indebtedness to
  related parties, including
  accrued interest                        -0-       (280,153)
 Payments on long-term debt
  and revolving lines of credit        (66,685)      (71,394)
 Payments on notes payable                -0-        (68,072)
 Net proceeds from common
  stock issuances                    1,017,517     2,565,825
                                   -----------    ----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                         1,166,432     2,357,301
                                   -----------    ----------
See accompanying notes to consolidated financial statements.

EMERALD CAPITAL HOLDINGS, INC.               PAGE 2 OF 2
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note N)

                                     Year ended December 31,
                                         1995       1994
                                     ----------------------

EFFECT OF EXCHANGE RATE CHANGES         (43,697)     35,955
                                      ----------   --------
NET (DECREASE) INCREASE IN CASH        (128,357)     59,838

CASH AT BEGINNING OF YEAR               131,644      71,806
                                      ---------    --------
CASH AT END OF YEAR                  $    3,287  $  131,644
                                      =========    ========


































See accompanying notes to consolidated financial statements.

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Business:

Emerald Capital Holdings, Inc. (formerly Licon International, Inc.) and subsidiaries (the Company) is principally engaged in acquiring, managing and developing businesses in the medical, insurance, and finance sectors and the distribution, licensing, and manufacture of beverages.

During 1995, the Company discontinued its United States and foreign based environmental services business segment.
Continuing operations and assets for 1995 consisted predominately of the Company's beverage business and general corporate expenses.

Principles of Consolidation:

The consolidated financial statements include the accounts of Emerald Capital Holdings, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Data:

In 1996, the shareholders of the Company approved a one for one hundred and twenty reverse stock split. All share and per share amounts have been retroactively adjusted.

Net loss per share of common stock is computed based on net loss, and the weighted average number of common shares outstanding.
Common stock equivalents are anti-dilutive for all periods presented and accordingly are not included in the computation.

Cash Equivalents:

The Company considers all highly liquid debt securities with a maturity of three months or less when purchased to be cash equivalents for the purposes of the statement of cash flows.

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories:

Inventories consist principally of beverages available for sale and are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment:

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets, which range from three to thirty years.

Cost in Excess of Net Assets Acquired:

Cost in excess of net assets acquired is being amortized on a straight-line basis over a period of 10 years. The Company, on an ongoing basis, evaluates the operations using undiscounted estimated future cash flows of the acquired businesses and assesses recoverability of the recorded amounts of cost in excess of net assets acquired. Provisions for impairment are recorded upon the Company's determination that cash flows of the acquired businesses will be insufficient to recover the associated cost in excess of net assets acquired.

Income Taxes:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. The statement requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Future Accounting Pronouncements:

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company will adopt the Statement as of January 1, 1996 and its implementation is not expected to have a material effect.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company does not presently intend to adopt the

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value based method but instead will, beginning in 1996, disclose the effects of the calculation required by the statement.

NOTE B - FINANCIAL CONDITION AND LIQUIDITY

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has suffered recurring losses from operations and has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent on its ability to achieve profitable operations and obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of $(7,434,360) and consumed cash in operating activities of $(1,523,589) for the year ended December
31, 1995 and had a working capital efficiency of $(1,478,363) at December 31, 1995.

The Company significantly restructured its businesses in 1995, taking steps designed to improve operations and cash flow, including (1) discontinuing the unprofitable manufacturing operations of its former environmental services business segment, terminating all staff, selling its office building/manufacturing facility in the United States; (2) acquiring new businesses which the Company believes are in greater growth, higher profit margin industries; (3) reducing holding company office facilities and personnel levels to reduce costs, (4) eliminating in-house accounting operations and personnel and providing for such services by retaining less-expensive outside personnel. While the Company believes that these measures will reduce the cash consumed in operations, there is no assurance that revenues and profits of recent acquisitions will be sufficient to fund all of the Company's operations.

The Company believes that efforts to reduce its costs and improve the operations are consistent with the Company's restructuring strategy of owning businesses in higher growth, non-manufacturing sectors.

If the Company's cash flow improvement is less than sufficient to enable the Company to fund operations over the next twelve months, the Company would consider a sale of certain subsidiaries, specific assets or operations or a corporate reorganization or liquidation, although such actions are not probable or imminent.


EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

           Equipment             $  787,621
           Software                  15,000
           Vehicles                  90,432
                                  ---------
                                    893,053
Less accumulated depreciation      (429,092)
                                  ---------
                                 $  463,961
                                  =========
NOTE D - ACQUISITIONS

The Company acquired all of the assets of AccuMed Systems, Inc. in March, 1995, in a transaction accounted for as a purchase, in exchange for aggregate consideration of $800,000 consisting of 15,833 shares of common stock and warrants to acquire 15,833 shares of common stock at $60.00 per share, exercisable through March 23,1999. In the event that the shares of common stock issued in connection with this transaction have a market value of less than $800,000 in March 1998, the Company is obligated to issue up to 8,333 additional shares of common stock so that the aggregate market value of the common stock issued is $800,000. Cost in excess of net assets acquired aggregated $624,432. Due to the acquired business' 1995 operating performance and projected future cash flows, the cost in excess of net assets acquired became impaired and has been expensed.

Effective September 30, 1995, the Company acquired the assets of SportAde International, Inc. for aggregate consideration of $1,000,000 consisting of 16,667 shares of stock and warrants to acquire 16,667 shares of common stock at $24 per share, exercisable through September 2000. In the event that the common stock and warrants issued in connection with this transaction have a market value of less than $1,000,000 in September 1998, the Company is obligated to issue such number of additional shares of common stock so that the aggregate market value of common stock issued is $1,000,000. Cost in excess of net assets acquired aggregated $646,388.

Effective September 30, 1995, the Company acquired eighty percent of the outstanding common stock of Captive Management Systems, Inc. for aggregate consideration consisting of 12,500 shares of common stock. In the event that the shares of common stock issued in connection with this transaction have a market value of less than $60 per share in September 1996 or less than $120 per share in September 1997, the Company agreed to issue such additional shares of common stock so that one-half of the shares initially issued have a value of $375,000 and $750,000 on such dates. The

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


shares of common stock issued in connection with the transaction were valued at the $37,200 net book value (which approximates fair market value) of the net assets acquired. Subsequent to the acquisition, a principal shareholder of Captive Management Systems, Inc., became the Chief Executive and Chief Financial Officer of Emerald Capital Holdings, Inc. (Note L(c)).

The following table summarizes the pro forma consolidated results of operations (unaudited) as though the above acquisitions were made at January 1, 1994. The pro forma amounts give effect to appropriate adjustments for the fair value of net assets acquired, amortization of the cost in excess of net assets acquired and issuance of shares of common stock.

                                      Year ended December 31,
                                         1995        1994
                                             (Unaudited)

Sales                               $    636,000  $ 1,774,000
Loss before discontinued operations $ (4,805,000) $(2,898,000)
Net Loss                            $ (7,425,000) $(4,205,000)
Loss per common share:
  Continuing operations             $     (23.50) $    (45.71)
  Discontinued operations                 (12.82)      (20.61)
                                         -------      -------
Net loss per common share           $     (36.32) $    (66.32)
                                         =======      =======
NOTE E - NOTES PAYABLE

Note payable to bank bears interest at prime
plus 1.5% (10% at December 31, 1995),
principal and interest payable monthly to
December 31, 1996, collateralized by certain
equipment and guaranteed by the Chairman
of the Company's Board of Directors                 $ 139,907

Note payable, interest at 16%, matured
October 1996, unsecured                                22,360

Notes payable to stockholders, bearing interest
at 8%, principal and interest due through
January 1997, unsecured, convertible into
 common stock                                         215,600
                                                    ---------
                                                      377,867
Less current maturities                               200,667
                                                    ---------
                                                    $ 177,200
                                                    =========


EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMON AND PREFERRED STOCK

(1) During 1994, a warrant-holder exercised its Class A and Class B warrants and purchased 4,167 shares of common stock for $1,687,000.

(2) In 1994, the Company, in connection with its reverse stock split, retired 44 shares owned by a consultant in consideration for the cancellation of a related $76,000 note payable.

(3) During 1994, 22,491 shares of common stock valued at $1,346,547 were issued for legal and consulting services including 4,167 shares of common stock valued at $50,000 to the Company's Chairman and an affiliated company.

(4) During 1994, the Company issued 28,292 units, in a private placement, each unit comprised of one share of common stock, one warrant exercisable at $48 per share and one warrant exercisable at $36 per share. The warrants expire in 1999. The Company received cash proceeds of $679,000 less offering costs of approximately $53,000 paid to a company affiliated with a member of the Company's Board of Directors pursuant to his employment/consulting agreement. The Company issued an additional 4,733 units to such member of the Company's Board of Directors in repayment of indebtedness owed to him of $113,588, which transaction has been canceled in 1995.

(5) During 1995, the Company issued 54,702 shares of common stock in a private placement. The Company received cash proceeds of $1,017,517.

(6) During 1995, 67,226 shares of common stock valued at $2,073,697 were issued to employees in payment of salaries and expenses, to the Company's legal counsel in payment of legal fees and for consulting services.

NOTE G  - STOCK OPTIONS, WARRANTS AND RIGHTS

Stock Option Plan:

The Company's Stock Option Plan (the "Plan'), as amended, provides for the grant of up to 528 options to purchase common stock to directors, officers and other key employees of the Company.

On June 10, 1993, the Company granted 83 options under the Plan to purchase common stock at an exercise price of $1,128 per share to the Chairman of the Board of Directors of the Company. Such options are immediately exercisable and expire on June 9, 1998. In addition, on June 10, 1993, the company granted 94 options

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


under the Plan to purchase common stock at an exercise price of $1,044 per share to employees of the Company. Such options are immediately exercisable and expire on June 9, 1998.

During 1993 employees exercised 27 options for $31,661. No employees were granted or exercised options during 1994 and 1995.

Non-Plan Options:

On June 10, 1993, pursuant to a consulting agreement with InterCapital, of which the Chairman of the Board of Directors of the Company is the principal stockholder, the Company granted an aggregate of 1,042 options to purchase common stock immediately exercisable at a price of $1,050 per share and expiring on June 9, 2003; and cancelled an aggregate of 979 options to purchase common stock. Between August 9, 1993 and September 3, 1993 a total of 304 of the options were exercised for $319,375. In December 1994, 117 options were exercised for $122,500.

On July 1, 1993, the Company granted the Chairman of the Board of Directors of the Company an option to purchase 83 shares of common stock at an exercise price of $1,044 per share pursuant to an employment agreement. Such options are vested and expire on June 30, 2003.

On July 1, 1993, the Company granted the then Chief Executive Officer, options to purchase 250 shares of common stock at an exercise price of $1,128 per share pursuant to an employment agreement, of which 146 were exercised in 1994 for $164,500 and 21 were exercised in 1993 for $23,500. The remaining options expire in 1998.

On July 1, 1993, the Company granted two consultant advisors of the Company a stock option to each purchase 250 shares of common stock at an exercise price of $1,128 per share for legal services. Such options expire on June 30, 1998.

The Company believes the exercise price of options to be equal to or in excess of the fair value of the Company's stock at the grant dates as determined by the Board of Directors by reference to the NASD price of the traded Company's common stock at the dates of option grants or, prior to the Company's initial public offering, at an estimated fair value.

Warrants and Rights:

During August of 1991, as part of the initial public offering, the Company issued 1,260 units which consisted of one share of common stock and one warrant ("1991 Warrant"). Each 1991 Warrant entitled the holder therefore to purchase one share of common

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock at an exercise price of $5,400 until December 31, 1996.  On
February 16, 1993, the exercise price of the 1991 Warrants was reduced to $1,800 per share. No 1991 Warrants have been exercised.

On June 10, 1993, the Company granted a stock purchase warrant to purchase 5 shares of common stock at an exercise price of $1,128 which expired on June 9, 1996. These warrants were issued as consideration for consulting services provided to the Company.

NOTE H - DISCONTINUED OPERATIONS

In November 1995, the Company's environmental services operations in the United Kingdom were placed into receivership in an action instituted by the Company and Clysdale Bank. Also during 1995, the Company permanently ceased its United States based environmental services operations. All operations of the Company's environmental services business segment are included in discontinued operations in the accompanying statements of operations. There were no significant operations subsequent to the date of discontinuance and the segment's remaining assets and liabilities are immaterial. Revenues of the discontinued operations were $2,112,000 and $4,814,819 for 1995 and 1994, respectively. For 1994, one individual customer accounted for more than 10% of revenues and export sales, principally to Asia, approximated 11% of revenues.

Note I - Business Segments

Information concerning the Company's business segments is as follows:
                     Year ended December 31, 1995

                                          Corporate
             Medical Insurance  Beverage  and other  Consolidated

Revenues   $ 39,448 $      - $  96,167  $   36,472   $   172,087

Operating
 income
 (loss)    $    628 $     -  $ (99,174) $(4,715,390) $(4,813,936)

Identifiable
 assets    $ 72,250 $ 47,921 $1,055,526 $    52,259  $ 1,227,956

Operating income (loss) represents total revenues less direct operating expenses. Corporate and other include miscellaneous revenues, interest expense, the $624,432 impairment of cost in excess of net assets and general corporate expenses.
Identifiable assets are those used in the Company's operations in each segment.

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's operating loss for 1994 was comprised entirely of corporate expenses as a result of discontinuance of the environmental services business segment.

NOTE J - COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases its office premises pursuant to operating leases expiring through March 1998.

Rent expense associated with continuing operations aggregated approximately $20,000 and $14,000 for 1995 and 1994, respectively.  Future minimum rental payments are as follows:

                       1996        $ 56,000
                       1997          49,000
                       1998           8,000
                                   --------
                                   $113,000
Legal Proceedings:                 ========

In March 1995, the Company's discontinued subsidiary, Licon, Inc. received notice that a request for arbitration was accepted by the Korean Commercial Arbitration Board in the matter of Sambo Fine Chemical Mfg. Co., Ltd. and Licon, Inc. The complainant in such matter sought a refund of $516,300 together with certain alleged interest due. Licon, Inc., previously agreed to repurchase the unit for $516,300 of which $250,000 is accrued and was to have been paid in 1994 with the balance payable upon the resale of the equipment. Licon, Inc. has not paid any of such amount. The Company has subsequently informed the Arbitration Board in 1995 that Licon, Inc. has been discontinued and is no longer in business and therefore any repurchase offer is withdrawn. The Company has received no further responses from any party in Korea.

Employment Arrangements:

The Company entered into a three year employment agreement with the President of SportAde International, Inc., effective October
1, 1995, with an annual base salary of $65,000 per annum, increasing by $10,000 per annum in each of the following two years.

Mr. Springer, the Company's Chairman of the Board, canceled his employment and consulting agreements in 1995. The Company entered into a six year consulting agreement with Avalon Holdings, a Company in which Mr Springer is a principal shareholder, effective April 1, 1996. The annual base salary under the agreement is $250,000 per annum.

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - INCOME TAXES

At December 31, 1995, the Company had net operating loss carryforwards for income tax purposes of approximately
$17,000,000 which expire substantially from 2005 through 2010.

Deferred income taxes are comprised principally of the following at December 31, 1995:

     Net operating loss carryforwards         $ 6,500,000

     Deferred tax asset valuation
       allowance                               (6,500,000)

     Net deferred tax asset                   $       -

Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at December 31, 1995, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than 50% which occurred as a result of the Company's initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.


NOTE L - SUBSEQUENT EVENTS

(a) On March 31, 1996, the Company acquired all of the assets of Captive Administrators, Inc., in exchange for 500,000 shares of common stock and $17,500 in cash. In the event that the shares of common stock issued in connection with the transaction have a market value of less than $500,000 in March 1998, the Company is obligated to issue additional shares of common stock so that the aggregate market value of the common stock issued is $500,000.

(b) Also on March 31, 1996, the Company acquired the 20% minority interest previously outstanding in Captive Management Systems, Inc., in exchange for 2,500,000 shares of common stock and $17,500 in cash. In the event that the shares of common stock issued in connection with this transaction have a market value of less than $2,500,000 in March 1999, the Company is obligated to issue additional shares of common stock so that the aggregate market value of common stock issued is $2,500,000.

(c) On November 5, 1996, the Company, Captive Management Systems, Inc., and Captive Administrators, Inc., agreed to rescind the above mentioned March 31, 1996 transactions and modify the terms of the September 30, 1995 acquisition of eighty percent of the outstanding common stock of Captive Management

EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Systems, Inc. As a result of the modifications, the Company's agreement to issue additional shares of common stock in connection with the September 30, 1995 transaction was rescinded.
The Company agreed to indemnify each of Captive Management
Systems, Inc., Captive Administrators, Inc., and their stockholders against any actions, judgments or lawsuits that may result from their relationships with the Company.


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of December 31, 1995. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

NOTE N - SUPPLEMENTAL CASH FLOW INFORMATION

The following are supplemental disclosures to the Consolidated
Statements of Cash Flows:

                                         Year ended December 31,
                                           1995          1994

Interest paid for 1995 and 1994           $    -      $   99,000

Non-cash investing and financing activities:
Common stock (67,226 shares for 1995 and
22,491 shares for 1994) issued for legal
and consulting services                    2,073,697   1,346,574
Common stock (42,260 shares) issued in
settlement of accounts payable               861,575        -
Units issued for forgiveness of debt            -        113,588
Common stock (15,833 shares) issued in
connection with the acquisition of Accu-Med  800,000        -
Common stock (12,500 shares) issued in
connection with the acquisition of Captive
Management Systems, Inc.                      37,200        -
Common stock (16,667 shares) issued in
connection with the acquisition of
SportAde International, Inc.               1,000,000        -