Form 10KSB
period 1996-12-31
EMERALD CAPITAL HOLDINGS INC
filed 1997-12-04
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-KSB
                            (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to

                   Commission file number  0-19490

                   EMERALD CAPITAL HOLDINGS, INC.
            (Exact name of Issuer as specified in charter)

               DELAWARE                 22-3096351
   (State or other jurisdiction    (I.R.S. Employer Identification
    incorporation  or organization)          No.)

       1411 N Westshore Blvd., Ste 208, Tampa, Florida 33607
        (Address of principal executive offices)(zip code)
                        (813) 282-0840
       (Registrant s telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__X___]

The issuer s aggregate revenues, excluding discontinued operations, and including recent acquisitions for the fiscal year ended
December 31, 1996 were $88,953.

As of October 31, 1997 (I) the aggregate market value of the shares of the registrant s common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the NASDAQ Bulletin Board; (ii) 1,419,553 shares of the Registrants common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  NONE






















































             EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

                    1996 FORM 10-KSB ANNUAL REPORT

                         TABLE OF CONTENTS

                     Item Number and Caption
                     -----------------------
                                                       Page
PART I

Item 1. Business                                        4

Item 2. Property                                        8

Item 3. Legal Proceedings                               8

Item 4. Submission of Matters to a Vote of
         Security Holders                               9

PART II

Item 5.  Market for Common Equity and Related
          Stockholder Matters                           9

Item 6.  Management s Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   10

Item 7.  Financial Statements                          14

Item 8.  Changes In and Disagreements With
          Accountants on Accounting and
          Financial Disclosures                        14

PART III

Item 9.   Directors and Executive Officers             15

Item 10.  Executive Compensation                       15

Item 11.  Security Ownership of Certain Beneficial
           Owners and Management                       17

Item 12.  Certain Transactions                        18

Item 13.  Exhibits and Reports on Form 8-K           19






PART I

ITEM 1  -  BUSINESS

                         BUSINESS
General
-------

Emerald Capital Holdings, Inc. (Company or Emerald) is a holding company the intent of which is to acquire, manage and develop
businesses in a variety of sectors.   Emerald Capital s
wholly-owned subsidiaries are: SunMed, Inc.--including AccuMed, Inc., acquired on March 31, 1995, which provides electronic insurance billings, collections, medical practice management and insurance administration and other services for physician groups, clinics and others in the medical sector. The Company may enter into the distribution of beverages, and may form a new beverage company, Emerald Beverages, Inc. See - Management s Discussion and Analysis of Financial Condition and Results of Operations and Subsequent Events.

Background
-----------

During 1995 and 1996 the Company significantly restructured its businesses, and in 1995 closed its liquid process division which was unprofitable. In 1995 and 1996 the Company acquired the assets of AccuMed, Inc., and acquired the assets of Ocean Beverage/SportAde International, Inc., . See also - Management s Discussion and Analysis of Financial Condition and Operations, Subsequent Events, and Item 3 - Legal Proceedings.

On March 29, 1996, the Company effected a one-for-one hundred twenty reverse stock split, previously approved by a majority of the Company s Common Stock holders. All share information described herein reflects such reverse stock split except as otherwise noted.

Subsidiaries
------------

SunMed, Inc. and subsidiaries
-----------------------------

AccuMed, Inc.
-------------
In March, 1995, the Company acquired through its subsidiary, SunMed, Inc., all of the assets of AccuMed, Inc. (AccuMed). AccuMed specializes in providing physicians and physician groups with full-service handling of electronic insurance billings, collections, medical practice management and insurance administration. AccuMed handles such claims and payment servicing through the use of software designed for physician practices and which is connected directly to computer terminals in each physician s or group s offices.


Emerald Beverage, Inc. (in formation)
-------------------------------------

In October, 1995, the Company, through its Ocean Beverage International, Inc. subsidiary (Ocean Beverage), acquired SportAde International, Inc. (aka SportAde/Ocean Beverage) (hereinafter the Company , SportAde or Ocean Beverage ). Subsequently, the Company retained counsel to bring action against the sellers of SportAde, et al, in order to effect return of certain assets and cash or to rescind the original acquisition (See Item 3 - Legal Proceedings). The Company intends to form Emerald Beverage, Inc.. If it so elects and after further market study, the beverage subsidiary would distribute sports drinks and other beverages. The

Company has arranged co-packing (bottling) of the products with an independent bottling company located in the southwest.

The Company may distribute SportAde beverages in the United States and Canada, primarily throughout the Southwestern/Pacific states, including California, and also the Southern states, including Florida. Based upon industry publications, these two regional areas account for approximately 75% of the total market for sports drinks. The sports drink beverage sector has retail sales of approximately $1.3 billion per annum in the United States.

Liquid Process Operations (Discontinued)
----------------------------------------

In view of continuing losses, the Company has discontinued in 1995 all operations of its unprofitable liquid process equipment manufacturing subsidiaries (Licon, Inc., Alval International, Inc., Alval Process Engineering, Ltd.) and terminated all employees.

Business Strategy
-----------------

The Company believes its long-term strategy of acquiring companies, assets, product lines and businesses which are in high growth industry markets will enable it to increase revenues and achieve profits. The Company intends to avoid equipment manufacturing businesses and generally, high-technology businesses. Acquisitions have generally been made with shares of the Company s Common Stock, notes and limited amounts of cash.

The Company s strategy of acquiring various businesses in different sectors will be subject to all of the risks inherent in the ownership of such business assets, including but not limited to the ability to attract and maintain customers; the uncertainty of cash flow to meet fixed obligations that may be incurred to acquire and sustain such assets; competition from other firms, which may be more highly capitalized than the Company, particularly in highly competitive consumer product sectors; and unfamiliarity with new business areas. If the Company acquires, develops or manages any new business, management may need to devote substantial time to integrate such business into the Company s operations. The Company intends to acquire companies with experienced managers and to hire such additional managers as may be required to manage its acquisitions.


Manufacturing and Suppliers
---------------------------

Medical Sector Operations
-------------------------

AccuMed is a service and administration company and does not manufacture any products.

Beverage Operations
-------------------

The Company s subsidiary, in formation, Emerald Beverage, may distribute beverage products throughout the United States and Canada, emphasizing the Southern and southwestern states. Such operations are presently in a development stage.

If it elects to initiate such distribution, the Company intends to negotiate co-packing and bottling agreements with other beverage distributors and bottlers for the manufacture and sale of its beverage products. Emerald has arranged for co-packing with an independent bottler in the southwest. The Company does not intend to manufacture any bottles or labels, but purchase custom-made or printed materials from outside third party suppliers. Such supplies are generally available from a number of suppliers.

The Company does not believe it will be materially dependent on any one supplier and that alternative sources or substitutes for components are available or could be developed if necessary. The Company does not intend to maintain any material inventories. Accordingly, any delay or difficulties with its co-packer or bottler, or delay in developing supply alternatives or substitutes, could result in shipment delays, which would adversely affect the Company s business and operations.

Research and Development
------------------------

The Company has no research and development operations.



Marketing, Sales and Customers
------------------------------
To date, marketing has been conducted primarily by the Company s officers and staff, utilizing their contacts in their respective industries, as well as, to a lesser extent, by limited advertising and attendance at trade conventions and, as the installed customer base has increased, recommendations by existing users.

The Company s medical sector subsidiary experiences no seasonality in its business. The Company s contemplated beverage operations
could be seasonal, with greater sales in the summer months.    The
Company may have quarters where sales in both its medical sector and beverage subsidiaries are concentrated to a few large customers, without large sales, or fluctuations in sales from quarter to quarter, depending on the contribution from each subsidiary.

Backlog
-------

The Company had no material backlog of orders at December 31, 1996.

Patents and Proprietary Rights
------------------------------

The Company and its subsidiaries do not own any patents for any of their products. Management of the Company believes that in the event any beverage distribution arrangement or license protection currently provided on any product were to terminate, the Company, would be able to design its own beverage products and continue its operations without having to rely on any license of any third party.

In the past, certain of the Company s managerial employees in both the medical and beverage subsidiaries were required to execute a confidential information and intellectual property rights agreement providing that (a) all confidential information developed by or disclosed to the employee during the course of their employment shall be the exclusive property of the Company and (b) shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that such agreements provide meaningful protection for the Company s proprietary information in the event of unauthorized use or disclosure of such information.

Competition
-----------

There is significant competition in the sectors in which the Company s subsidiaries do business. Most of the Company s competitors have significantly greater technical, financial and marketing resources than the Company. The Company s medical sector subsidiary, while providing what the Company believes to be superior and less costly products, service or administration, has competitors offering similar services who are larger and have greater financial resources, the result of which could adversely affect the business of the Company s subsidiary. Such increased competition may adversely affect the subsidiary s ability to compete at profitable margins. The beverage sector has competitors with strong brand-names (Coca-Cola, Pepsi, GatorAde, etc.), substantial financial resources far in excess of the Company s, large and experienced personnel, and a wide range of products. By virtue of their greater financial resources such competitors may be able to reduce prices so significantly as to affect adversely competition in general and specifically any attempts by Emerald Beverage s products to compete successfully in the market. Furthermore, consumer trends in this market may change, requiring the contemplated distribution operations of the beverage subsidiary to expend additional money for reformulation of beverage flavor and bottle redesign in order to compete successfully.

Employees
---------

As of June 1, 1997 the Company and its subsidiaries had five employees, four of whom are in management and sales, and one in administrative and clerical positions. None of the Company s employees is represented by a labor union. The Company considers its employee relations to be good.


ITEM 2 - PROPERTY

The Company and subsidiaries currently lease offices in Tampa and Venice, Florida totaling approximately 1,000 square feet at an
aggregate rental of $1,000 per month.   The Company believes that
its facilities are suitable for its present operations. If required, the Company believes that additional space is also available adjacent or near to its existing facilities at favorable rental rates.

ITEM 3 - LEGAL PROCEEDINGS

The Company has retained counsel to investigate bringing an action against three former owners/employees of SportAde (the SportAde Defendants) in order to (1) rescind Emerald s acquisition of SportAde/Ocean Beverage made in September 1995 and/or (2) cause return of cash and other assets of SportAde misappropriated by the SportAde Defendants. The Company is alleging, among other matters, fraudulent schemes and diversion of cash and assets, and is seeking reimbursement and damages from the parties. The Company has filed a police report in connection with the actions of SportAde Defendants. Counsel has advised the Company that two of the Defendants are unlikely to have sufficient assets to repay the Company, and that the third is a fugitive from police authorities in an unrelated matter. The Company can not predict the outcome of this litigation. The Company has written off the SportAde assets in full at december 31, 1996.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1996. On February 14, 1996, the Board of Directors of the Company approved an amendment to the Company s Amended and Restated Certificate of Incorporation, as amended, pursuant to which the Company would effect a one-for-one hundred twenty reverse stock split (the
 Reverse Split ). On the same date, the holders of more than a majority of the issued and outstanding shares of Common Stock executed and delivered to the Company a Written Consent to Corporate Action (the Written Consent ). Pursuant to the Written Consent, such holders approved the amendment to the Company s Certificate of Incorporation, as amended, regarding the Reverse Split. Such approval by the Board of Directors and by the holders of more than a majority of the issued and outstanding shares of Common Stock is adequate under Delaware law to amend the Certificate of Incorporation, as amended, to effectuate the Reverse Split, effective March 29, 1996.


PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth for the quarters indicated, the high and low bid prices of the common stock and the 1991 Warrants as reported by NASDAQ for the period from January 1, 1995 through December 31, 1996. The bid prices reported, which do not reflect the Company s October 11, 1994 1:10 reverse stock split, except for the fourth quarter of the fiscal year ended December 31, 1994, and the 1:120 reverse stock split effective March 29, 1996, except for the second quarter of 1996, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Year Ended December 31, 1995           Common Stock
                                   High           Low

First  Quarter                    $ 9/16        $13/64

Second Quarter                    $17/32        $ 9/32

Third Quarter                     $  3/8        $ 5/32

Fourth Quarter                    $11/32        $ 1/32







Year Ended December 31, 1996

First Quarter                     $ 1/64        $ 3/32

Second Quarter  (1)               $3 5/8        $4 3/4

Third Quarter   (2)

Fourth Quarter  (2)

(1)   The Company effected a 1:120 reverse split effective March
29, 1996.

(2) The Company s securities were delisted from the NASDAQ Small-Cap Stock Market on May 9, 1996 due to NASDAQ s allegation of the Company s non-compliance with NASDAQ s alternative to its minimum bid price criteria, requirements for current financial information, among other matters. The Company is applying for listing on the OTC Bulletin Board. The Company believes that its common stock will be listed on the OTC Bulletin Board.

Prior to the delisting, the common stock was traded in the Over-the-Counter market and quoted by OTC under the symbols
 EMRLD . On June 1, 1997, there were approximately 250 holders of record of the common stock. This number does not include any adjustment for stockholders owning common stock in street name, the total of which is unknown

On May 8, 1996, the closing bid price of the common stock on OTC was $4.25.

The Company has not paid any cash dividends since its inception, does not anticipate paying any cash dividends in the foreseeable future and intends to retain earnings, if any, to provide funds for general corporate purposes and the expansion of the Company s business. Any future dividends will be dependent upon the earnings of the Company, its financial requirements and other relevant factors. The 1991 Warrants, symbol EMRLW , were delisted from NASDAQ effective as of the close of business on February 14, 1995, due to a lack of market-makers and are listed in the pink sheets. No warrants were traded in 1996 according to the NASDAQ stock market in May, 1996.


ITEM 6-- MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Background

Emerald Capital s wholly-owned subsidiaries are: SunMed, Inc.--including AccuMed, Inc., which on March 31, 1995, was acquired with common stock, and is a medical sector business which provides electronic insurance billings, collections, medical practice management and insurance administration for physician groups, clinics and others in the medical sector; and Emerald Beverages, Inc. (in formation), a development stage company through which the Company may enter into the beverage distribution sector as a distributor of sport-drinks and other beverages.

In 1995, the Company discontinued its liquid process equipment manufacturing operations, Licon, Inc. and Alval Process Engineering, Ltd., UK. In 1996, the Company sold its beverage operations, retaining certain North American distribution rights. Approximately $2,719,598 of the Company s consolidated losses for the period ending December 31, 1995, and consolidated losses of $1,214,340 for the period ending December 31, 1996, were from these sold or discontinued operations. In November, 1995, the Company together with Clydesdale Bank, UK, appointed Touche Ross as a receiver to windup Alval Process Engineering, Ltd.

                  Results of Operations
                  ---------------------

Year Ended December 31, 1996 Compared to Year Ended December 31,
----------------------------------------------------------------
1995
----

Operations for 1996 consisted of the Company s medical service and beverage businesses.

During 1995, the Company acquired businesses intended to operate in the medical services and beverage sectors. These acquisitions were made predominately with shares of the Company s common stock. In connection with the medical services acquisition, the Company recorded cost in excess of net assets of $624,432. Due to the acquired medical services business 1995 operating results and projected future cash flows, the Company recorded an expense of $624,432 to reflect the impairment of those costs in excess of net assets. The Company has written off in 1996 leasehold improvements and assets of divested and/or discontinued subsidiaries, including all assets of SprotAde (See Item 3 - Legal Proceedings).

Selling, general and administrative expenses decreased to a negative $(111,092) for 1996 compared to $4,027,021 for 1995, a decrease of $4,138,113, primarily due to the elimination of expenses for discontinued operations and reversal of debt provisions and expenses accrued for in previous years which are no longer due. Included in selling general and administrative expenses for 1996 is $178,760 of consulting legal expense which the Company contracted for and paid in shares of common stock, compared to $2,073,697 for 1995. Income from continued operations for 1996 was $166,159 compared to a loss of $(4,706,206).

The Company reported a loss from discontinued operations of $1,214,340 for 1996, a write-off of the remaining balance of loans to a development stage company in which the Company had invested in of $156,118, and estimated losses on the disposition of other businesses assets of $53,667.

Consolidated revenues from continuing operations were $88,953 for the year ended December 31, 1996 as compared to $75,920 for the year ended December 31, 1995.

Financial Condition and Liquidity

The Company s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has suffered recurring losses from operations and has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. The Company s continued existence is dependent on its ability to achieve profitable operations and obtain additional financing. Management s plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of $(1,285,216) and consumed cash in operating activities of $541,446 for the year ended
December 31, 1996 and had a working capital deficiency of $(1,114,995) and a capital deficit of $(1,106,213) at December 31, 1996. At December 31, 1996, the Company had cash of $737.

To supplement the Company s inadequate cash flow, provide working capital for operations and discontinuing operations of the liquid process division, and to provide working capital to its new acquisitions, during 1996, the Company completed private placements of $55,000 through the sale of common stock, settled debt in the amount of $263,000 by the issuance of shares of common stock and contracted for and paid legal and consulting fees of $178,760 in shares of common stock.

The Company continued the restructuring of its businesses in 1996, taking steps intended to improve operations and cash flow, including (1) reducing company office facilities and personnel levels to reduce costs, (2) eliminating in-house accounting operations and personnel and providing for such services by retaining less-expensive outside personnel. While the Company believes that these measures will reduce the cash consumed in operations, there is no assurance that revenues and profits of its business or possible future acquisitions will be sufficient to fund all of the Company s operations.

The Company believes that efforts to reduce its costs and improve the operations are consistent with the Company s restructuring.
The Company anticipates that acquisitions should provide the Company with the ability to cover fixed corporate costs.



The Company believes that should the aforementioned measures taken to improve cash flow be successful, and provided that sales improve due to the recent acquisitions, together with additional private placements of which there is no assurance, existing cash and capital resources will be sufficient to fund operations for the next twelve months. If the Company s cash flow improvement is less than anticipated to enable the Company to have sufficient cash to fund operations for the next twelve months, the Company would consider a sale of a subsidiary, specific assets or operations or a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the Company s short-term cash needs. At
December 31, 1996, convertible promissory notes owed to such persons aggregated approximately $297,000.

Inflation

The Company believes that its subsidiaries may be affected by general economic trends and inflation. AccuMed s business may be adversely affected if there are industry-wide reductions or increases in health costs, health and other insurance premiums, or new or revised governmental regulations which would require changes in the subsidiary s methods of doing business. With respect to the operations of the Company s contemplated beverage distribution subsidiary, costs of raw supplies, including plastic for bottles, sugar, fructose and fruit flavorings, may be affected by greater inflation and restricted worldwide supplies due to adverse trade, weather or environmental factors. A slowdown in the economy may reduce sales to consumers of the Company s beverage products which are discretionary. Price increases if passed on to consumers may reduce sales.

Future Accounting Pronouncements:

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Statement requires, among other things, impairment loss of assets to be held and gains for losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company will adopt the Statement as of January 1, 1996 and its implementation is not expected to have a
material effect.   In October 1995, the Financial Accounting
Standards Board issued Statement No. 123 Accounting for Stock-Based Compensation. The Statement establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company does not presently intend to adopt the fair value based method, but instead will, beginning in 1996, disclose the effects of the calculation required by the Statement.



ITEM 7 - FINANCIAL STATEMENTS (Unaudited):

The unaudited consolidated financial statements and notes are included herein beginning at page F-1. The financial statements for both 1995 and 1996 are unaudited.

ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE:

The Company has dismissed BDO Seidman LLP and BDO Seidman LLP has resigned as the Company s independent auditors. See Reports on Form 8-K.

The Company has not had any disagreements with BDO Seidman LLP on accounting and financial disclosures during the years ended
December 31, 1995 and December 31, 1994, or any prior or subsequent periods preceding dismissal and resignation except as relating to the filing of the Company s Form 10KSB for 1995 as further described following and in the Reports on Form 8-K .

On June 11, 1997, in connection with the Company s Form 10KSB for the period ending December 31, 1995, the Company requested the Securities and Exchange Commission to withdraw from public filing the Report of Independent Certified Public Accountants, BDO Seidman LLP ( BDO ), the Company s independent auditors. Such Report is located on Page F-14 for the above Form 10KSB. The named Report and accompanying financial statements were supplied, according to BDO, in draft form to the accounting firm retained by Emerald Capital as its internal accounting department. BDO supplied this accounting firm with computer disk and hard copy of the full 10KSB, but with BDO s included opinion letter unsigned. Neither disk or hard copy supplied to the Company was marked draft. The internal accounting firm converted the BDO disk to EDGAR format and, as requested by BDO, provided BDO with a copy of the EDGAR hard copy prior to the filing, with a cover letter to BDO stating that they intended to make an EDGAR filing of the 10KSB supplied, and asking for changes, if any, by BDO. Thereafter, the named Report inadvertently was filed in error electronically through EDGAR by the above internal accounting firm and prior to the payment of $13,500 in fees due to BDO. The internal accounting firm was unaware that this payment was a requirement to obtain the signed opinion letter. Regarding the EDGAR hard copy provided to BDO, BDO returned this hard copy to the Company s internal accounting firm without any numerical changes and with only minor format changes. In connection with the above filing, BDO has resigned as the Company s independent certified public accountants and on April 30, 1997 asked that their report be withdrawn. BDO Seidman s report on the financial statements for the year ended December 31, 1994 expressed substantial doubt about the Company s
ability to continue as a going concern.   The Company intends to
retain independent certified public accountants to provide the Report for the period ending December 31, 1995 and thereafter.

The Company has requested that BDO reimburse the Company for all fees paid to BDO for the 1995 audit.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS

The following table sets forth information with respect to the executive officers and directors of the Company who perform policy-making functions:

    Name                 Age            Position

Robert Springer          59             Chairman

Robert Springer was a co-founder of the Company and has served as its Chairman of the Board of Directors since its inception in 1989.

 Previously, Mr. Springer served as the Company s Acting Chief
Executive Officer and Acting Chief Financial Officer, a position he resigned from on March 18, 1996. Mr. Springer resumed such positions in November, 1996, and intends to resign them immediately upon the appointment of new executives.

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company s directors and executive officers, and persons who own more than ten percent of a registered class of the Company s securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by SEC regulations to furnish the Company with copies of all such reports that they file. Based solely on a review of copies of reports filed with the SEC during the fiscal year ended December 31, 1996, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.


ITEM 10 - EXECUTIVE COMPENSATION

This section provides certain information regarding the compensation, stock option grants and employment agreements to the Company s Chief Executive Officer at December 31, 1995 and executive officers of the Company who received salary and bonus in excess of $100,000 for the 1995 fiscal year (collectively referred to as the Named Executive Officers ).



Summary Compensation Table
--------------------------

The following table sets forth the cash and other compensation paid or accrued by the Company and its subsidiaries to the Named
Executive Officers for the fiscal year ended December 31, 1996, 1995 and 1994:

     Annual Compensation            Long-Term Compensation (5)
   -----------------------------------------------------------
                                        Restricted
                                          Stock       All Other
  Name/   Year Salary ($)Bonus ($)Awards Options LTIP Compensation
 Position

Robert
Springer  1996    0      0         0          0      0      0
Chairman  1995(6) 0      0       $105,000(7)  0      0      0
          1994 $184,864 $240,400 $100,000     0      0      0
                     (1)     (3)      (4)

(1) Includes compensation paid to consulting companies of which Mr. Springer was the principal stockholder.
(2) A deferred salary of $35,651 noted in 1993 was subsequently forgiven by Mr. Springer.
(3) A bonus fee paid to InterCapital, a company of which Mr. Springer was a principal shareholder, pursuant to an agreement between the Company and InterCapital.
(4) Includes 8,333 shares of immediately vested restricted common stock issued in December 1994 in consideration of reducing the terms of an employment and consulting agreement, reducing salary and consulting fees relating to such agreements, and entering into new employment and consulting agreements.
(5) All stock options awarded to Mr. Springer have been canceled by him.
(6) In October, 1996, Mr. Springer canceled all accrued and deferred salary and consulting fees owed to him for all prior periods.
(7) Includes 29,167 shares of immediately vested restricted common stock issued in November 1995 in consideration of continued accruals and deferrals of salaries and fees, cancellation of accrued fees and salaries owed by the Company to Mr. Springer and/or his affiliated company.

Option Grants in 1995:  None.

Directors Compensation
----------------------

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


Consulting and Employment Agreements
------------------------------------

The Company entered into a six year consulting agreement with Avalon Holdings, Inc., a company in which the Chairman of the Company is a principal shareholder, effective April 1, 1996. The annual base salary under the agreements is $250,000 per annum. In view of the Company s financial condition, Avalon continues to accrue all of its fees.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of common stock as of October 28, 1996, by: (i) each of the Company s Named Executive Officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company s executive officers and directors as a group. Number of shares reflects the Company s one for one twenty reverse split on March 29, 1996.

Name and Address of   Amount and Nature of      Percentage (2)
 Beneficial Owner     Beneficial Ownership (1)     of Class

 Robert Springer             78,783 (3)              6.0%

All Officers and directors   78,783                  6.0%
of the Company as a group
_________________

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, except as otherwise noted and, unless otherwise indicated, represents shares for which the beneficial owner has only sole voting power but may not have dispositive powers.
(2) The mailing address for all directors and executive officers of the Company is c/o Emerald Capital Holdings, Inc., 1141 N Westshore Blvd., #211, Tampa, Fla 33607.
(3) Represents 78,783 shares of Common Stock directly owned by Avalon Holdings, Inc., a company of which Mr. Springer is a principal shareholder, and Mr. Springer, the Company s
Chairman of the Board. On March 18, 1996, Mr. Springer canceled all voting rights previously granted to him in certain voting proxies. Mr. Springer has voluntarily canceled as of December 31, 1995, all stock options previously granted to him since the founding of the Company in 1989.

Each of the parties listed above has sole voting and/or dispositive power over the shares owned.

ITEM 12 - CERTAIN TRANSACTIONS
The Company, on June 7, 1995, amended its certificate of incorporation in the State of Delaware.

In connection with the Company s private placement offering in November, 1994 through January 1996, of 82,994 Units, each Unit comprised of one share of the Company s Common Stock, one five year warrant to purchase one share of Common Stock at $36 per share and one five year warrant to purchase one share of Common Stock at $48 per share. The Company has granted certain PiggyBack registration rights to the shares of common stock. Through December 31, 1994, the Company paid to an affiliated company of one of the Company s directors, Robert Springer, a fee of $52,900 for its services in arranging such financing.

The Company discharged an aggregate of $955,163 of indebtedness owed to various creditors through the issuance of 46,993 shares of common stock in 1994 and 1995. Issuances in the amount of 89,717 shares were issued to employees and consultants for services rendered, salaries, fees, and in connection with cancellation, deferrals and accruals of salaries and fees owed. The Company has granted PiggyBack registration rights to the shares of common stock issued to creditors.

The Company s has received in 1995 and 1996 proceeds of $385,616 from various convertible bridge loans from certain stockholders payable generally in January, 1997, carrying an interest rate of 8%, convertible into Common Stock at 25% of the bid price of the Company s Common Stock on the date of conversion. Conversion provides each shareholder with one common stock purchase warrant, exercisable at any time within three years of the date of conversion at an exercise price equal to the bid price on the date of conversion. The Company has granted certain PiggyBack registration rights to the shares of common stock. As of December 31, 1996, approximately $297,000 was outstanding on these loans.

On November 5, 1996 Joseph P. Cillo resigned as Chief Executive
Officer, Chief Financial Officer and a Director.

On November 5, 1996, the parties to the Agreements to acquire development stage companies, Captive Management Systems, Inc. and Captive Administrators, Inc. modified the September 30, 1995 agreement and rescinded the March 31, 1996 agreements. See Note L(c) to the Consolidated Financial Statements. See Also Item 10-Executive Compensation.

As of December 31, 1996, The Company wrote-off all the assets of its beverage subsidiary. The Company has retained counsel in connection with this subsidiary in order to seek damages from seller. See Item 3 - Legal Proceedings.




ITEM 13 - EXHIBITS AND REPORTS AND FORM 8-K
(a)  EXHIBITS
3.1 Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on August 14, 1991(1)
3.1a Amended Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on June 7, 1995. (7) 3.1b Certificate of Amendment to Amended and Restated Certificate
     of Incorporation, as amended (7)
3.2  Bylaws of the Company (2)
3.3 Certificate of Retirement of Preferred Stock as filed with the Secretary of State of Delaware (3)
3.4  Amendment to By-Laws of the Company (6)
4.1 Warrant Agreement, dated as of August 13, 1991, among the Company, American Stock Transfer & TrustCo.(American) and Stratton(1)
4.2 First Amendment, dated October 30, 1992, to Warrant Agreement, dated August 13, 1991, among the Company, American and Stratton(3)
4.3 Warrant Agreement, dated February 16, 1993, between the Company and American(5)
4.4 Form of First Amendment to Warrant Agreement to be entered into between the Company and American(5)
4.5  Specimen Common Stock Certificate(2)
4.6 Class A Warrant Agreement, dated October 12, 1993, between the Company and AWH(5)
4.7 Class B Warrant Agreement, dated October 12, 1993, between the Company and AWH(5)
4.8  Form of Class C Warrant(6)
4.9  Form of Class D Warrant(6)
10.1 Amended and Restated 1990 Stock Option Plan(4)
10.2 Form of Indemnification Agreement with Officers and
     Directors(3)
10.3 Indemnification Agreement, dated August 17, 1991, between the Company and Robert Springer(1)
10.4 Form of Confidential Information and Intellectual Property Rights Agreement(2)
21. The following table sets forth the name of each subsidiary of the Company and its jurisdiction of incorporation:

Name of Subsidiary           Jurisdiction of Incorporation
------------------           -----------------------------

AccuMed Systems, Inc.                   Florida

Emerald Beverage, Inc.(in formation)

SunMed, Inc. (formerly Licon
            Acquisition Corporation)    Delaware





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

Form 8-K, dated March 18, 1996, as filed with the Securities and Exchange Commission on March 18, 1996, reported, under Item 5 - Other Events, that the Company had appointed Joseph P. Cillo as Chief Executive Officer, Chief Financial Officer and a Director.

Form 8-K, dated April 8, 1996, as filed with the Securities and Exchange Commission on April 8, 1996, reported, under Item 5 - Other Events, that Robert Springer had resigned as Acting Chief Executive Officer and Acting Chief Financial Officer; that Mr. Springer had canceled voting proxies for 18,122,500 shares which had been granted him; that the Company had completed a reverse split of its Common Stock at a ratio of 1 for 120 shares; that the Company s subsidiary, SunMed, Inc. had completed the acquisition of the 20% minority interest in Captive Management Systems, Inc. and completed the acquisition of 100% of Captive Administrators, Inc.; that the Company had requested a hearing with the National Association of Securities Dealers (NASD) regarding a possible delisting of the Company s stock from the NASDAQ Small Cap Market due to alleged non-compliance with NASDAQ s alternative to its minimum bid price criteria, among other matters.

Form 8-K, dated May 10, 1996 that the Company s securities were delisted from the NASDAQ Small-Cap Stock Market on May 9, 1996, and that, in the interim, the Company is considering applying for listing on the OTC Bulletin Board.

Form 8-K, dated June 11,1997, as filed with the Securities and Exchange Commission on June 11, 1997, reported under Item 4, that the Company on June 11, 1997, in connection with the Company s Form 10KSB for the period ending December 31, 1995, had requested the Securities and Exchange Commission to withdraw from public filing the Report of Independent Certified Public Accountants, BDO Seidman
LLP ( BDO ),  the Company s independent auditors;   that the named
Report inadvertently was filed in error electronically through EDGAR by the Company s internal accounting firm and prior to the payment of $13,500 in fees due to BDO; that the internal accounting firm was unaware that this payment was a requirement to obtain the signed opinion letter; that regarding the EDGAR hard copy provided to BDO, that BDO returned this hard copy to the Company s internal accounting firm without any numerical changes and with only minor format changes; that in connection with the above filing, BDO resigned as the Company s independent certified public accountants and on April 30, 1997 asked that their report be withdrawn; that the Company has dismissed BDO and requested reimbursement of all fees paid to BDO for the 1995 audit.

          (1) Incorporated by reference to the Company s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
          (2) Incorporated by reference to the Company s Registration Statement on Form S-1, Registration No. 33-37194, dated August 13, 1991.
          (3) Incorporated by reference to the Company s Registration Statement on Form S-1, Registration No. 33-54030, dated February 16, 1993.
          (4) Incorporated by reference to the Company s Form S-8, dated August 13, 1993.
          (5)  Incorporated by reference to the Company s

               Registration Statement on Form S-1, Registration No. 33-72784, dated February 9, 1994.
          (6) Incorporated by reference to the Company s Annual Report, as amended, on Form 10-KSB for the fiscal year ended December 31, 1994.
          (7) Incorporated by reference to the Company s Annual Report, as amended, on Form 10-KSB for the fiscal year ended December 31, 1995.
          (8)  Filed herewith.

























    EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET
                    (UNAUDITED)
                                         December 31,
                                            1996
                                         ------------
                       ASSETS

Current Assets
 Cash                                  $       737
 Accounts receivable, net                   16,026
 Prepaid expenses and other                  3,232
                                        ----------
                                            19,995
                                        ----------
Property Plant and Equipment, net            3,742

Other Assets                                 5,040
                                        ----------
                                       $    28,777
                                        ==========

           LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities
 Bank notes payable                    $   144,506
 Notes payable stockholders                297,722
 Notes payable other                        30,900
 Accounts payable                          221,292
 Accrued expenses                          440,570
                                        ----------
                                         1,134,990
                                        ----------
Stockholders Equity
 Preferred  stock, $.001 par value,
  authorized 2,000,000 shares, none
  outstanding                                  -0-
 Common stock, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 1,344,553           1,343
 Additional paid-in-capital             21,277,746
 Deficit                               (22,365,302)
 Due from shareholder                  (    20,000)
                                        ----------
                                       ( 1,106,213)
                                        ----------
                                       $    28,777
                                        ==========





See accompanying notes to consolidated financial statements.   F-1
     EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS
                    (UNAUDITED)

                              Year Ended December 31,
                                  1996         1995
                              ------------------------

Sales                        $    88,953   $   75,920

Cost of goods sold                   -0-        4,980
Selling, general and
 administrative expenses        (111,092)   4,027,021
Impairment of costs in excess
 of net assets acquired              -0-      624,432
Depreciation and amortization     33,886      125,693
                               ---------    ---------
Operating Income (Loss)          166,159   (4,706,206)

Other (Income) Expenses
 Interest and other expenses      27,250        8,556
 Loss disposition of investment  156,118          -0-
 Loss disposition of assets       53,667
                               ---------    ---------
Net Income (Loss) from
 Continued Operations            (70,876)   (4,714,762)
                               ---------    ---------
Discontinued Operations
 Loss from operations            (62,566)    (661,215)
 Loss from disposal of
  operations                  (1,151,774)  (2,058,383)
                               ---------    ---------
(Loss) from discontinued
  operations                  (1,214,340)  (2,719,598)
                               ---------    ---------
Net Income (Loss)            $(1,285,216) $(7,434,360)
                               =========    =========

Income (Loss) per Common Share
 From continued operations    $    (0.07) $    (27.63)
 Discontinued operations           (1.31)      (15.93)
                               ---------    ---------
Net Income (Loss) per share   $    (1.38) $    (43.56)
                               =========    =========

Weighted Average number of
 common shares used in
 computation of net (loss)
 per share                       927,390      170,682
                               =========    =========



See accompanying notes to consolidated financial statements.  F-2
            EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER S EQUITY
                              (UNAUDITED)


                         Common Stock    Additional  Cumulative
                        Shares   Amount   Paid-in-   Translation
                                          Capital    Adjustment
                        ---------------  ----------  -----------
Balance December 31,
 1994                    68,305 $   68  $14,755,805 $     43,697
Issuance of shares in
 connection with consulting
 and legal services      67,226     67    2,073,630          -0-
Issuance of shares in
 connection with acquisition
 of Accu-Med             15,833     16      799,984          -0-
Issuance of shares in
 connection with acquisition
 of Captive Management
 Systems, Inc.           12,500     12       37,188          -0-
Issuance of shares in
 connection with acquisition
 of Sportade Intl.       16,667     17      999,983          -0-
Issuance of common stock
 net of offering cost    54,702     55    1,017,463          -0-
Issuance of common stock
 in settlement of
 accounts payable        42,260     42      861,533          -0-
Foreign currency
 translation adjustment     -0-    -0-          -0-      (43,697)
Net (Loss)                  -0-    -0-          -0-          -0-
                        -------  -----   ----------   ----------

Balance at December 31,
 1995                   277,493    277   20,545,586          -0-

Issuance of shares for
 cash                    131,250   131       54,869          -0-
Issuance of shares in
 connection with consulting
 and legal services     176,777    176      178,684          -0-
Issuance in settlement of
 debt                   522,667    523      262,477          -0-
Issuance of shares
 to shareholders of
 Sportade Intl.         236,366    236      236,130          -0-
Net (Loss)                  -0-    -0-          -0-          -0-
                      ---------  -----   ----------   ----------

Balance at December   1,344,553 $1,343  $21,277,746  $       -0-
 31, 1996             =========  =====   ==========   ==========

See accompanying notes to consolidated financial statements.  F-3
         EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDER S EQUITY
                         (UNAUDITED)


                            Due from
                           Stockholder    Deficit      Total
                          ------------  ----------  -----------
Balance December 31,
 1994                     $    20,000 $(13,645,726) $  1,133,844

Issuance of shares in
 connection with consulting
 and legal services               -0-          -0-     2,073,697
Issuance of shares in
 connection with acquisition
 of Accu-Med                      -0-          -0-       800,000
Issuance of shares in
 connection with acquisition
 of Captive Management
 Systems, Inc.                    -0-          -0-        37,200
Issuance of shares in
 connection with acquisition
 of Sportade Intl.                -0-          -0-     1,000,000
Issuance of common stock
 net of offering cost             -0-          -0-     1,017,518
Issuance of common stock
 in settlement of
 accounts payable                 -0-          -0-       861,575
Foreign currency
 translation adjustment           -0-          -0-       (43,697)
Net (Loss)                        -0-    (7,434,360)  (7,434,360)
                             ---------   ----------   ----------

Balance at December 31,
 1995                          (20,000) (21,080,086)    (554,223)


Issuance of shares for
 cash                             -0-           -0-       55,000
Issuance of shares in
 connection with consulting
 and legal services               -0-           -0-      178,860
Issuance in settlement of
 debt                             -0-           -0-      263,000
Issuance of shares
 to shareholders of
 Sportade Intl.                   -0-           -0-      236,366
Net (Loss)                        -0-    (1,285,216)  (1,285,216)
                             ---------   ----------   ----------
Balance at December       $   (20,000) $(22,365,302) $(1,106,213)
  31,1996                     =========   ==========   ==========

See accompanying notes to consolidated financial statements.  F-4
        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)
                                   Year ended December 31,
                                       1996       1995
OPERATING ACTIVITIES              -----------------------
 Net (Loss)                      $(1,285,216) $(7,434,360)
 Non-cash adjustments:
  Depreciation and amortization       33,886     154,051
  Common stock issued for services   178,860    2,073,697
  Impairment of costs in excess of
   net assets acquired                   -0-      624,432
  Loss on discontinued operations  1,140,019    2,039,809
  Cash provided (used) by changes
  in assets and liabilities:
  Accounts receivable                 18,358      455,188
  Inventories                         58,404      (11,275)
  Prepaid expenses and other          27,309      (20,445)
  Accounts payable and accrued
   expenses                         (742,450)     768,559
  Other assets                        (2,487)      93,170
  Discontinued operations - change
   in working capital                 31,871     (266,415)
 NET CASH PROVIDED (USED) BY       ---------    ---------
 OPERATING ACTIVITIES               (541,446)  (1,523,589)
                                   ---------    ---------
INVESTING ACTIVITIES
 Increase in property and equipment  427,593          -0-
 Increase in investments                 -0-       (4,565)
 Investment activities of
  discontinued operations           (322,309)     277,062
NET CASH PROVIDED (USED) BY        ---------    ---------
 INVESTING ACTIVITIES                105,284      272,497
                                   ---------    ---------
FINANCING ACTIVITIES
 Increase in debt - stockholders      345,122      215,600
 Increase in notes payable other      30,900
 Payments on long term debt          (17,770)     (66,685)
 Financing activities discontinued
  operations                          20,360          -0-
 Net proceeds of common stock issued  55,000    1,017,517
NET CASH PROVIDED BY FINANCING      ---------   ---------
 ACTIVITIES                          433,612    1,166,432
                                    ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES           -0-     (43,697)
                                    ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                      (2,550)   (128,357)
CASH AND CASH EQUIVALENTS, Beginning    3,287     131,644
                                    ---------   ---------
CASH AND CASH EQUIVALENTS, Ending  $      737  $    3,287
                                    =========   =========

See accompanying notes to consolidated financial statements.  F-5
                  EMERALD CAPITAL HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE PERIOD ENDING DECEMBER 31, 1996

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Business:

Emerald Capital Holdings, Inc. is a holding company the intent of which is to acquire, manage and develop businesses in a variety of
sectors.   Emerald Capital s wholly-owned subsidiaries are:
SunMed, Inc.--including AccuMed, Inc., acquired on March 31, 1995, which provides electronic insurance billings, collections, medical practice management and insurance administration and other services for physician groups, clinics and others in the medical sector.
The Company may initiate the distribution of beverages, and may form a beverage subsidiary company, Emerald Beverages, Inc.

Principles of Consolidation:

The consolidated financial statements include the accounts of Emerald Capital Holdings, Inc. include the accounts of Emerald Capital Holdings, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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


                                                             F-6
        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE PERIOD ENDING DECEMBER 31, 1996



Inventories:

Inventories, if noted, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment:

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets, which range from three to thirty years.

Cost in Excess of Net Assets Acquired:

Cost in excess of net assets acquired is being amortized on a straight-line basis over period of ten years. The Company, on an ongoing basis, evaluates the operations using undiscounted estimated future cash flows of the acquired businesses and assesses recoverability of the recorded amounts of cost in excess of net assets acquired. Provisions for impairment are recorded upon the Company s determination that cash flows of the acquired business will be insufficient to recover the associated cost in excess of net assets acquired.

Income Taxes:

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. The statement requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Future Accounting Pronouncements:

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Statement requires, among other things, impairment loss of assets to be held and gains for losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company will adopt the Statement as of January 1, 1996 and its implementation is not expected to have a material effect.



                                                               F-7
       EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD ENDING DECEMBER 31, 1996

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 Accounting for Stock-Based Compensation. The Statement establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company does not presently intend to adopt the fair value based method, but instead will, beginning in 1996, disclose the effects of the calculation required by the Statement.

Financial Condition and Liquidity

The Company s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has suffered recurring losses from operations and has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. The Company s continued existence is dependent on its ability to achieve profitable operations and obtain additional financing. Management s plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of $(1,285,216) and consumed cash in operating activities of $541,466 for the year ended December 31, 1996 and had a working capital deficiency of $(1,114,995) and a capital deficit of $(1,106,213) at December 31, 1996. At December 31, 1996, the Company had cash of $737.

The Company continued the restructuring of its businesses in 1996, taking steps intended to improve operations and cash flow, including (1) reducing company office facilities and personnel levels to reduce costs, (2) eliminating in-house accounting operations and personnel and providing for such services by retaining less-expensive outside personnel. While the Company believes that these measures will reduce the cash consumed in operations, there is no assurance that revenues and profits of its business or possible future acquisitions will be sufficient to fund all of the Company s operations.

The Company believes that efforts to reduce its costs and improve the operations are consistent with the Company s restructuring.
The Company anticipates that acquisitions should provide the Company with the ability to cover fixed corporate costs.

The Company believes that should the aforementioned measures taken to improve cash flow be successful, and provided that sales improve due to the recent acquisitions, together with additional private placements of which there is no assurance, existing cash and

                                                               F-8

        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD ENDING DECEMBER 31, 1996

capital resources will be sufficient to fund operations for the next twelve months. If the Company s cash flow improvement is less than anticipated to enable the Company to have sufficient cash to fund operations for the next twelve months, the Company would consider a sale of a subsidiary, specific assets or operations or a corporate reorganization or liquidation.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Equipment                             $  4,678
     Less: accumulated depreciation          (  936)
                                           --------
                                           $  3,742
                                           ========
NOTE D  -   ACQUISITIONS

The Company acquired all of the assets if AccuMed Systems, Inc. in March, 1995, in a transaction accounted for as a purchase, in exchange for aggregate consideration of $800,000 consisting of 15,833 shares of common stock and warrants to acquire 15,833 shares of common stock at $60.00 per share, exercisable through March 23, 1999. In the event that the shares of common stock issued in connection with this transaction have a market value of less than $800,000 in March 1998, the Company is obligated to issued up to 8,333 additional shares of common stock so that the aggregate value
of the common stock issued in $800,000.    Cost in excess of net
assets acquired aggregated $624,432. Due to the acquired business 1995 operating performance and projected future cash flows, the cost in excess of net assets acquired became impaired and have been expensed.

The Company acquired SportAde International, Inc. effective
September 30,1995 and discontinued its operations as of December
31, 1996.

NOTE E - NOTES PAYABLE BANK, STOCKHOLDERS AND OTHER

Note payable bank bears interest at a rate of 1.5% over prime, is payable monthly, and was due December 31, 1996. This note is guaranteed by the Company s Chairman of the Board of Directors, and is currently in default.

Notes payable stockholders are due on demand, bear interest at 8% per annum, are unsecured, and are convertible to shares of common stock.

Notes payable other are due on demand, bear interest at 8% per
annum and are unsecured.                                    F-9
        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD ENDING DECEMBER 31, 1996

NOTE  F -  COMMON AND PREFERRED STOCK

(1) During 1995, the Company issued 54,702 shares of common stock in a private placement. The Company received cash proceeds of $1,017,517.

(2) During 1995, 67,7226 shares of common stock valued at $2,073,697 were issued in payments of expenses, salaries, legal fees, and consulting services.

(3) During 1996, 1,067,060 shares of common stock were issued by the Company in a private placement, for conversion of debt, for legal and consulting fees, and to the shareholders of Sportade
Intl. The Company received cash proceeds of $55,000.

NOTE G  -  STOCK OPTIONS, WARRANTS AND RIGHTS

Stock Option Plan:

The Company s Stock Option Plan (the Plan ), as amended, provides for the grant of up to 528 options to purchase common stock to
directors, officers and other key employees of the Company.   No
options have been granted in 1994, 1995, 1996.

Non-Plan Options

No options have been granted in 1994, 1995, 1996.

Warrants and Rights:

During August of 1991, as part of the initial public offering, the Company issued 1,260 Units which consisted of one share of common stock and one warrant ( 1991 Warrant ). Each 1991 Warrant entitled the holder therefore to purchase one share of common stock at an exercise price of $5,400 per share, subsequently reduced to $1,800 per share, until December 31, 1996, subsequently extended to
December 31, 1997.   No 1991 Warrants have been exercised.

NOTE H - DISCONTINUED AND DIVESTED OPERATIONS

In 1995, the Company discontinued its liquid process equipment manufacturing operations, Licon, Inc. and Alval Process Engineering, Ltd., UK. In 1996, the Company discontinued its beverage operations. Approximately $2,719,598 of the Company s consolidated losses for the period ending December 31, 1995, and consolidated losses of $1,214,340 for the period ending December 31, 1996, were from these sold or discontinued operations. In November, 1995, the Company together with Clydesdale Bank, UK, appointed Touche Ross as a receiver to windup Alval Process
                                                            F-10
        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD ENDING DECEMBER 31, 1996


Engineering, Ltd. There were no significant operations subsequent to the date of discontinuance or sale and the segment s remaining assets and liabilities are immaterial. Revenues for the sold and discontinued operations were $348,261 and $2,187,920 respectively for 1996 and 1995. As of December 31, 1996, the Company discontinued the operations of SportAde and wrote off all of its assets.

NOTE I  -  BUSINESS SEGMENTS

Information concerning the Company s business segments is as follows:
                             Year ended December 31, 1996
                               (Continuing Operations)
                         Medical   Corporate    Consolidated
                                    and other

Revenues                $  88,953   $    -0-    $  88,953

Operating
Income (Loss)           $ (31,830)  $ (39,046)  $ (70,876)

Identifiable
Assets                  $  28,077   $     700   $  28,777

Operating income (loss) represents total revenues less direct operating expenses. Corporate and other include miscellaneous revenues, interest expense, the $1,214,340 in expense due to the write-off of net assets of a sold subsidiary, and general corporate
expenses.   Identifiable assets are those used in t he Company s
operations in each segment.

NOTE J  -  COMMITMENTS AND CONTINGENCIES

The Company leases its office premises pursuant to operating leases expiring through March, 1998. Future minimum rental payments are as follows:
                     1997--$17,000
                     1998--$ 3,000

Legal Proceedings:

The Company has retained counsel to investigate bringing an action against three former owners/employees of SportAde (the SportAde Defendants) in order to (1) rescind Emerald s acquisition of SportAde/Ocean Beverage made in September 1995 and/or (2) cause


                                                             F-11
        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD ENDING DECEMBER 31, 1996

return of cash and other assets of SportAde misappropriated by the SportAde Defendants. The Company is alleging, among other matters, fraudulent schemes and diversion of cash and assets, and is seeking reimbursement and damages from the parties. The Company has filed a police report in connection with the actions of SportAde Defendants. Counsel has advised the Company that two of the Defendants are unlikely to have sufficient assets to repay the Company, and that the third is a fugitive from police authorities in an unrelated matter. The Company can not predict the outcome of this litigation. The Company has written off the SportAde assets in full at december 31, 1996.

Consulting and Employment Agreements

The Company entered into a six year consulting agreement with Avalon Holdings, Inc., a company in which the Chairman of the Company is a principal shareholder, effective April 1, 1996. The annual base salary under the agreements is $250,000 per annum. In view of the Company s financial condition, Avalon continues to accrue all of its fees.

NOTE K -  INCOME TAXES

At December 31,1996, the Company had net operating loss carry forwards for income tax purposes of approximately $17,900,000 which expire substantially from 2005 through 2011.

Deferred income taxes are comprised principally of the following at December 31, 1996:

     Net operating loss carry forwards     $   6,500,000

     Deferred tax asset valuation             (6,500,000)
          allowance

     Net deferred tax asset                $         -0-
                                            ============

Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at December 31, 1996, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than 50% which occurred as a result of the Company s initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.


                                                            F-12

        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIOD ENDING DECEMBER 31, 1996


NOTE L  -  SUBSEQUENT EVENTS

(a) The Company sold its SportAde International, Inc. beverage operations to AquaFlor, Ltda. effective as of December 31, 1996, for cancellation of promissory notes, interest among other consideration. The Company retained certain non-exclusive North American distribution rights in and to the beverage product line. The Company valued the sale at $200,000.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of December 31, 1995. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or of future earnings or cash flows.

NOTE  N  -  SUPPLEMENTAL CASH FLOW INFORMATION

The following are supplemental disclosures to the Consolidated
Statements of Cash Flows:

                                   Year ended December 31,
                                        1996      1995

Interest  paid in 1996 and 1995    $   2,538   $      -0-

Non-cash investing and financing
activities:
 Common stock (67,226 shares for
  1995 and 413,143 for 1996) for
  convertible note conversion
  and for legal and other services   178,860     2,073,697
 Common stock (42,260 shares) issued
  in settlement of accounts payable      -0-       861,575
 Units issued for debt forgiveness   263,000           -0-
 Common stock (15,833 shares) issued
  in connection with AccuMed
  acquisition                            -0-       800,000
 Common stock (12,500 shares) issued
  in connection with Captive Management
  acquisition                            -0-        37,000
 Common stock (16,667 and 236 366)
  issued in connection with SportAde
  acquisition                        236,366     1,000,000

                                                            F-13
         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
         (PRESENTED AS AN EXHIBIT TO ITEM 8 OF REPORT ONLY)


Board of Directors
Emerald Capital Holdings, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Emerald Capital Holdings, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statement of operations, stockholder s equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Capital Holdings, Inc. and subsidiaries at December 31, 1995, and the results of its operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses from operations and has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. Management s plans in regards to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Miami, Florida                           BIO Seidman, LLP
October 4, 1996, Except for Note L(c)
 which is as of November 5, 1996


                                                        F-14
SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EMERALD CAPITAL HOLDINGS, INC.


                                   BY:  /s/ Robert Springer
                                            Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                    Title                     Date


/s/ Robert Springer
Chairman            (Acting Principal Executive      10/10/97
                     Officer, Acting Chief Financial
                     Officer)


























INDEX TO EXHIBITS
EXHIBIT
NUMBER                        DESCRIPTION
------                       -------------

3.1  Amended and Restated Certificate of Incorporation of  the
     Company, as filed with the Secretary of State of Delaware on August 14, 1991(1)

3.1a Amended Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on June 7, 1995. (7)

3.1b Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (7)

3.2  Bylaws of the Company(2)

3.3  Certificate of Retirement of Preferred Stock as filed with the

     Secretary of State of Delaware(3)

3.4  Amendment to By-Laws of the Company(6)

4.1  Warrant Agreement, dated as of August 13, 1991, among  the
     Company, American Stock Transfer & Trust Co. (American) and
     Stratton(1)

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

4.8  Form of Class C Warrant(6)

4.9  Form of Class D Warrant(6)

10.1 Amended and Restated 1990 Stock Option Plan(4)

10.2 Form of Indemnification Agreement with Officers and
     Directors(3)

EXHIBITS
--------
10.3 Indemnification Agreement, dated August 17, 1991, between the Company and Robert Springer(1)

10.4 Form of Confidential Information and Intellectual
     Property Rights Agreement(2)

10.5 AccuMed Acquisition Agreement (6)