Form 10QSB
period 1997-03-31
EMERALD CAPITAL HOLDINGS INC
filed 1998-01-08
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-QSB
                        (Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

    [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from  _________ to _________

              Commission file number  0-19490

              EMERALD CAPITAL HOLDINGS, INC.
            ----------------------------------
      (Exact name of Issuer as specified in charter)

             DELAWARE                  22-3096351
      --------------------------------------------------
   (State or other jurisdiction of
         incorporation or          (I.R.S. Employer
           organization)          Identification No.)

     1411 N Westshore Blvd., Ste. 208, Tampa, FL 33607
   ------------------------------------------------------
   (Address of principal executive offices)   (zip code)
                       (813) 282-0840
                      ----------------
    (Registrant s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X         No _____

State the number of shares outstanding of each of the issuer s classes of common equity stock, as of the latest practicable date:

          Class
                                Number of Shares Outstanding
                                   On June 30, 1997
_______________________________________________________________

Common Stock, $.001 Par Value              1,419,553

           EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX

                                                            Page
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet as of March 31,
          1997 (unaudited)                                     3

          Consolidated Statements of Operations for
          the Three Months Ended March 31, 1997
          and March 31, 1996 (unaudited)                       4


          Consolidated Statement of Stockholders
          Equity for the Period from December 31, 1995
          to March 31, 1997 (unaudited)                        5

          Consolidated Statement of Cash Flows for the
          Three Months Ended March 31, 1997 and March 31,
          1996 (unaudited)                                     7

          Notes to Consolidated Financial Statements           8

Item 2.   Management s Discussion and Analysis of Financial
          Condition and Results of Operations                 12



PART II        OTHER INFORMATION

Item 1.   Legal Proceedings                                    15

Item 2.   Exhibits and Reports on Form 8-K                     15


          Signatures                                          16

    EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET
                    (UNAUDITED)
                                          March 31,
                                            1997
                                          --------
                       ASSETS

Current Assets
 Cash                                  $       269
 Accounts receivable, net                   18,419
 Prepaid expenses and other                  3,232
                                        ----------
                                            21,920
                                        ----------
Property Plant and Equipment, net            3,508

Other Assets                                 4,550
                                        ----------
                                       $    29,978
                                        ==========

           LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Bank notes payable                    $   144,506
 Notes payable Stockholders And
 Directors                                 297,722
 Notes payable other                        31,900
 Accounts payable                          223,092
 Accrued expenses                          511,890
                                        ----------
                                         1,209,110
                                        ----------
Stockholders Equity
 Preferred  stock, $.001 par value,
  authorized 2,000,000 shares, none
  outstanding                                  -0-
 Common stock, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 1,344,553           1,343
 Additional paid-in-capital             21,277,746
 Deficit                               (22,438,221)
 Due from shareholder                  (    20,000)
                                        ----------
                                       ( 1,179,132)
                                        ----------
                                       $    29,978
                                        ==========

See accompanying notes to consolidated financial statements.


    EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS
                    (UNAUDITED)

                                  Three Months Ended
                                       March 31,
                                  1997         1996
                              ------------------------

Sales                        $    22,773   $   20,033

Cost of goods sold                   -0-          -0-
Selling, general and
 administrative expenses          86,148       30,284
Depreciation and amortization        724       12,499
                               ---------    ---------
Operating (Loss)                 (64,099)     (22,750)

Other (Income) Expenses
 Interest and other expenses       8,820        8,675
 Interest and other income           -0-          -0-
                               ---------    ---------
Net (Loss) from Continued
 Operations                      (72,919)     (31,425)

(Loss) from Discontinued
 Operations                          -0-      (20,657)
                               ---------    ---------
Net (Loss)                    $  (72,919)  $  (52,082)
                               =========    =========

Loss per Common Share
 From continued operations    $    (0.05)  $    (0.10)
 Discontinued operations            0.00        (0.06)
                               ---------    ---------
Net (Loss) per share          $    (0.05)  $    (0.16)
                               =========    =========

Weighted Average number of
 common shares used in
 computation of net (loss)
 per share                     1,344,553      329,783
                               =========    =========








See accompanying notes to consolidated financial statements.


            EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER S EQUITY
                              (UNAUDITED)


                         Common Stock    Additional  Cumulative
                        Shares   Amount   Paid-in-   Translation
                                          Capital    Adjustment
                        ---------------  ----------  -----------
Balance at December 31,
 1995                   277,493    277   20,545,586          -0-

Issuance of shares for
 cash                    131,250   131       54,869          -0-
Issuance of shares in
 connection with consulting
 and legal services     176,777    176      176,684          -0-
Issuance in settlement of
 debt                   522,667    523      262,477          -0-
Issuance of shares to
 shareholders of
 Sportade Int.          236,366    236      236,130          -0-
Net (Loss)                  -0-    -0-          -0-          -0-
                      ---------  -----   ----------   ----------

Balance at December   1,344,553 $1,343  $21,277,746  $       -0-
 31, 1996

Net (Loss)                  -0-    -0-          -0-          -0-
                      ---------  -----   ----------   ----------

Balance at March 31,
 1997                 1,344,553 $1,343  $21,277,746  $       -0-
                      =========  =====   ==========   ===========
















See accompanying notes to consolidated financial statements.



         EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDER S EQUITY
                         (UNAUDITED)



                            Due from
                           Stockholder    Deficit      Total
                          ------------  ----------  -----------

Balance at December 31,
 1995                          (20,000) (21,080,086)    (554,223)


Issuance of shares for
 cash                             -0-           -0-       55,000
Issuance of shares in
 connection with consulting
 and legal services               -0-           -0-      178,860
Issuance in settlement of
 debt                             -0-           -0-      263,000
Issuance of shares
 to shareholders of
 Sportade Intl.                   -0-           -0-      236,366
Net (Loss)                        -0-    (1,285,216)  (1,285,216)
                             ---------   -----------  -----------

Balance at December       $   (20,000) $(22,365,302) $(1,106,213)
 31,1996

Net (Loss)                        -0-       (72,919)     (72,919)
                             ---------   -----------   ----------

Balance at March 31,
 1997                     $   (20,000) $(22,438,221) $(1,179,132)
                             ========   ===========   ===========














See accompanying notes to consolidated financial statements.



        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                     Three Months Ended
                                         March 31,
                                       1997        1996
OPERATING ACTIVITIES              -----------------------
 Net (Loss)                      $   (72,919)  $  (52,082)
 Non-cash adjustments:
  Depreciation and amortization          724       34,016
  Common stock issued for services       -0-       55,416
 Cash provided (used) by changes
  in assets and liabilities:
  Accounts receivable                 (2,393)      (7,248)
  Inventories                            -0-        6,404
  Prepaid expenses and other             -0-       26,176
  Accounts payable and accrued
   expenses                           73,120     (364,293)
NET CASH PROVIDED (USED) BY        ---------    ---------
 OPERATING ACTIVITIES                 (1,468)    (301,611)
                                   ---------    ---------
INVESTING ACTIVITIES
 Decrease in property and equipment      -0-       33,968
 Other assets                            -0-       (2,780)
NET CASH PROVIDED (USED) BY        ---------    ---------
 INVESTING ACTIVITIES                    -0-       31,188
                                   ---------    ---------
FINANCING ACTIVITIES
 Net increase in short term
  borrowing                           1,000       73,017
 Proceeds (repayments)long-term
  debt and revolving line of credit      -0-       (2,499)
 Net proceeds of common stock issued     -0-      195,000
NET CASH PROVIDED BY FINANCING      --------    ---------
 ACTIVITIES                            1,000      265,518
                                    --------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        (468)     (4,905)
CASH AND CASH EQUIVALENTS, Beginning      737       3,287
                                    ---------   ---------
CASH AND CASH EQUIVALENTS, Ending  $      269  $   (1,618)
                                    =========   =========







See accompanying notes to consolidated financial statements.



                  EMERALD CAPITAL HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Business:

Emerald Capital Holdings, Inc. is a holding company the intent of which is to acquire, manage and develop businesses in a variety of
sectors.   Emerald Capital s wholly-owned subsidiaries are:
SunMed, Inc.--including AccuMed, Inc., acquired on March 31, 1995, which provides electronic insurance billings, collections, medical practice management and insurance administration and other services for physician groups, clinics and others in the medical sector.
The Company may initiate the distribution of beverages, and may form a new beverage subsidiary company, Emerald Beverages, Inc.

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

The Company incurred a loss of $(72,919) and consumed cash in operating activities of $1,468 for the three months ended March 31, 1997 and had a working capital deficiency of $(1,187,190) and a capital deficit of $(1,179,132) at March 31, 1997. At March 31, 1997, the Company had cash of $269.

The Company continued the restructuring of its businesses in 1997 and 1996, taking steps intended to improve operations and cash flow, including (1) reducing company office facilities and personnel levels to reduce costs, (2) eliminating in-house accounting operations and personnel and providing for such services by retaining less-expensive outside personnel. While the Company believes that these measures will reduce the cash consumed in operations, there is no assurance that revenues and profits of its business or possible future acquisitions will be sufficient to fund all of the Company s operations.





       EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Equipment                             $  4,678
     Less: accumulated depreciation          (1,170)
                                           --------
                                           $  3,508
                                           ========
NOTE D  -  STOCK OPTIONS, WARRANTS AND RIGHTS

Stock Option Plan:

The Company s Stock Option Plan (the Plan), as amended, provides for the grant of up to 528 options to purchase common stock to
directors, officers and other key employees of the Company.   No
options have been granted in 1997 or 1996.

Non-Plan Options

No options have been granted in 1997 or 1996.

Warrants and Rights:

During August of 1991, as part of the initial public offering, the Company issued 1,260 Units which consisted of one share of common stock and one warrant (1991 Warrant). Each 1991 Warrant entitled the holder therefore to purchase one share of common stock at an exercise price of $5,400 per share, subsequently reduced to $1,800 per share, until December 31, 1996, subsequently extended to
December 31, 1997.   No 1991 Warrants have been exercised.



        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E- NOTES PAYABLE BANK, STOCKHOLDERS AND OTHERS

Note payable bank bears interest at a rate of 1.5% over prime, is payable monthly, and was due December 31, 199. This note is guaranteed by the Company s Chairman of the Board of Directors, and is currently in default.

Notes payable stockholders are due on demand, bear interest at 8% per annum, are unsecured, and are convertible to shares of common stock.

Notes payable other are due on demand, bear interest at 8% per annum and are unsecured.

NOTE F - DISCONTINUED AND DIVESTED OPERATIONS

In 1996, the Company discontinued its beverage operations.
Loss from discontinued operations of this business for the three months ended March 31, 1997 were $(20,657).

NOTE G -  COMMITMENTS AND CONTINGENCIES

The Company leases its office premises pursuant to operating leases expiring through March, 1998. Future minimum rental payments are as follows:

          1997--$12,750
          1998--$ 3,000

Legal Proceedings:

The Company has retained counsel to investigate bringing an action against three former owners/employees of SportAde (the SportAde Defendants) in order to (1) rescind Emerald s acquisition of SportAde/Ocean Beverage made in September 1995 and/or (2) cause return of cash and other assets of SportAde misappropriated by the SportAde Defendants. The Company is alleging , among other matters, fraudulent schemes and diversion of cash and assets, and is seeking reimbursement and damages from the parties. The Company has filed a police report in connection with the actions of SportAde Defendants . Counsel has advised the company that two of the










        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Defendants are unlikely to have sufficient assets to repay the Company, and that the third is a fugitive from police authorities in an unrelated matter. The Company can not predict the outcome of this litigation. The Company has written off the SportAde assets in full at December 31,1996

Consulting and Employment Agreements

The Company entered into a six year consulting agreement with Avalon Holdings, Inc., a company in which the Chairman of the company is a principal shareholder, effective April 1, 1996. The annual base salary under the agreement is $250,000 per annum. In view of the Company s financial condition, Avalon continues to accrue all of its fees. Fees accrued for the three months ended March 31, 1997 under such agreement were $62,500.

NOTE H- INCOME TAXES

At March 31, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $17,976,000 which expire substantially from 2005 through 2012.


      MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Background

Emerald Capital s wholly-owned subsidiaries are: SunMed, Inc.--including AccuMed, Inc., which on March 31, 1995, was acquired with common stock, and is a medical sector business which provides electronic insurance billings, collections, medical practice management and insurance administration for physician groups, clinics and others in the medical sector; and Emerald Beverages, Inc. (in formation), a development stage company through which the Company may enter into the beverage distribution sector.

In 1996, the Company discontinued its beverage operations.
Approximately $20,657 of the Company s consolidated losses for the three months ending March 31, 1996 were from these sold or discontinued operations.









                  Results of Operations
                  ---------------------

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31,
----------------------------------------------------------------
1996
----

Operations for the three months in 1997 consisted of the Company s medical service. Operations for the three months in 1996 consisted of and beverage businesses.

Selling, general and administrative expenses increased to $86,148 for the three months in 1997 compared to $30,284 in 1996, an increase of $55,864, due primarily to the accrual of management fees totalling $62,500 to Avalon Holdings, Inc. under agreement commencing on April 1, 1996.

Interest expense for the three months in 1997 was $8,820 compared to $8,675 for the same period in 1996.

The Company reported a loss from discontinued operations of $20,657 for the three months in 1996.

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

The Company incurred a loss of $(72,919) and consumed cash in operating activities of $1,468 for the three months ended
March 31, 1997 and had a working capital deficiency of $(1,187,190) and a capital deficit of $(1,179,132) at March 31, 1997. At March 31, 1997, the Company had cash of $269.

The Company continued the restructuring of its businesses in 1997 and 1996, taking steps intended to improve operations and cash flow, including (1) reducing company office facilities and personnel levels to reduce costs, (2) eliminating in-house accounting operations and personnel and providing for such services by retaining less-expensive outside personnel. While the Company believes that these measures will reduce the cash consumed in operations, there is no assurance that revenues and profits of its business or possible future acquisitions will be sufficient to fund all of the Company s operations.

The Company believes that efforts to reduce its costs and improve the operations are consistent with the Company s restructuring.
The Company anticipates that acquisitions should provide the Company with the ability to cover fixed corporate costs.

The Company believes that should the aforementioned measures taken to improve cash flow be successful, and provided that sales improve together with additional private placements of which there is no assurance, existing cash and capital resources will be sufficient to fund operations for the next twelve months. If the Company s cash flow improvement is less than anticipated to enable the Company to have sufficient cash to fund operations for the next twelve months, the Company would consider a sale of a subsidiary, specific assets or operations or a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the Company s short-term cash needs. At
Mach 31, 1997, convertible promissory notes owed to such persons aggregated approximately $297,000.


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










PART II
ITEM 1. LEGAL PROCEEDINGS

Reference is made to Note F of the financial statements.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

No reports on form 8-K were filed during the quarter ended March
31, 1997.













































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


Signature                   Title                    Date

/s/ Robert Springer      Chief Executive Officer    11/25/97
                         (Principal Executive Officer,
                          Chief Financial Officer)