Form 10QSB
period 1997-06-30
EMERALD CAPITAL HOLDINGS INC
filed 1998-01-08
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-QSB
                        (Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

     1411 n. Westshore Blvd., Ste. 208, Tampa, Fl. 33607
   ------------------------------------------------------
   (Address of principal executive offices)   (zip code)
                       (813)282-0840
                      ----------------
    (Registrant s telephone number, including area code)

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

          Class
                                Number of Shares Outstanding
                                    On October 31, 1997
_______________________________________________________________

Common Stock, $.001 Par Value              1,419,553

           EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX

                                                            Page
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet as of June 30,
          1997 (unaudited)                                    3

          Consolidated Statements of Operations for
          the Three Months Ended June 30, 1997
          and June 30, 1996 (unaudited)                       4

          Consolidated Statements of Operations for
          the Six Months Ended June 30, 1997
          and June 30, 1996 (unaudited)                       5

          Consolidated Statement of Stockholders
          Equity for the Period from December 31, 1995
          to June 30, 1997 (unaudited)                        6

          Consolidated Statement of Cash Flows for the
          Three Months Ended June 30, 1997 and June 30,
          1996 (unaudited)                                    8

          Consolidated Statement of Cash Flows for the
          Six Months Ended June 30, 1997 and June 30,
          1996 (unaudited)                                    9

          Notes to Consolidated Financial Statements         10

Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations                14



PART II        OTHER INFORMATION

Item 1.   Legal Proceedings                                  17

Item 2.   Exhibits and Reports on Form 8-K                   17

          Signatures                                        18

    EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET
                    (UNAUDITED)
                                          June 30,
                                            1997
                                          --------
                       ASSETS

Current Assets
 Cash                                  $       532
 Accounts receivable, net                   17,158
 Prepaid expenses and other                  3,232
                                        ----------
                                            20,922
                                        ----------
Property Plant and Equipment, net            3,274
Other Assets                                 4,060
                                        ----------
                                       $    28,256
                                        ==========

           LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Bank notes payable                    $   144,506
 Notes payable stockholders and
 directors                                 297,722
 Notes payable other                        31,900
 Accounts payable                          224,892
 Accrued expenses                          583,210
                                        ----------
                                         1,282,230
                                        ----------
Stockholders Equity
 Preferred  stock, $.001 par value,
  authorized 2,000,000 shares, none
  outstanding                                  -0-
 Common stock, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 1,419,553           1,418
 Additional paid-in-capital             21,291,838
 Deficit                               (22,527,230)
 Due from shareholder                  (    20,000)
                                        ----------
                                       ( 1,253,974)
                                        ----------
                                       $    28,256
                                        ==========

See accompanying notes to consolidated financial statements.



   EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS
                    (UNAUDITED)

                                  Three Months Ended
                                       June 30,
                                  1997         1996
                              ------------------------

Sales                        $    22,641   $   20,038

Cost of goods sold                   -0-          -0-
Selling, general and
 administrative expenses         102,106       21,819
Depreciation and amortization        724       12,499
                               ---------    ---------
Operating (Loss)                 (80,189)     (14,280)

Other (Income) Expenses
 Interest and other expenses       8,820        4,812
 Loss on dispostion - investment     -0-      156,118
 Currency exchange losses and
  Other                              -0-       23,360
                               ---------    ---------
Net (Loss) from Continued
 Operations                      (89,009)    (198,570)

(Loss) from Discontinued
 Operations                          -0-      (11,500)
                               ---------    ---------
Net (Loss)                    $  (89,009) $  (210,070)
                               =========    =========

Loss per Common Share
 From continued operations    $    (0.06) $     (0.23)
 Discontinued operations            0.00        (0.01)
                               ---------    ---------
Net (Loss) per share          $    (0.06) $     (0.24)
                               =========    =========

Weighted Average number of
 common shares used in
 computation of net (loss)
 per share                     1,419,553      864,825
                               =========    =========





See accompanying notes to consolidated financial statements.



     EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS
                    (UNAUDITED)

                                   Six Months Ended
                                       June 30,
                                  1997         1996
                              ------------------------

Sales                        $    45,414   $   40,071

Cost of goods sold                   -0-          -0-
Selling, general and
 administrative expenses         188,254       52,103
Depreciation and amortization      1,448       24,998
                               ---------    ---------
Operating (Loss)                (144,288)     (37,030)

Other (Income) Expenses
 Interest and other expenses      17,640       13,487
 Loss on dispostion - investment     -0-      156,118
 Currency exchange losses and
  Other                              -0-       23,360
                               ---------    ---------
Net (Loss) from Continued
 Operations                     (161,928)   (229,995)

(Loss) from Discontinued
 Operations                          -0-      (32,157)
                               ---------    ---------
Net (Loss)                    $ (161,928) $  (262,152)
                               =========    =========

Loss per Common Share
 From continued operations    $    (0.12) $     (0.39)
 Discontinued operations            0.00        (0.05)
                               ---------    ---------
Net (Loss) per share          $    (0.12) $     (0.44)
                               =========    =========

Weighted Average number of
 common shares used in
 computation of net (loss)
 per share                     1,381,846      597,078
                               =========    =========





See accompanying notes to consolidated financial statements.



            EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDER S EQUITY
                              (UNAUDITED)


                         Common Stock    Additional  Cumulative
                        Shares   Amount   Paid-in-   Translation
                                          Capital    Adjustment
                        ---------------  ----------  -----------
Balance at December 31,
 1995                   277,493    277   20,545,586          -0-

Issuance of shares for
 cash                    131,250   131       54,869          -0-
Issuance of shares in
 connection with consulting
 and legal services     176,777    176      176,684          -0-
Issuance in settlement of
 debt                   522,667    523      262,477          -0-
Issuance of shares to
 shareholders of
 Sportade Intl.         236,366    236      236,130          -0-
Net (Loss)                  -0-    -0-          -0-          -0-
                      ---------  -----   ----------   ----------

Balance at December   1,344,553 $1,343  $21,277,746  $       -0-
 31, 1996

Issuance of shares in
 connection with
 consulting services     75,000     75       14,092          -0-
Net (Loss)                  -0-    -0-          -0-          -0-
                      ---------  -----   ----------   ----------

Balance at June 30,
 1997                 1,419,553 $1,418  $21,291,838  $       -0-
                      =========  =====   ==========   ===========













See accompanying notes to consolidated financial statements.



         EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDER S EQUITY
                         (UNAUDITED)



                            Due from
                           Stockholder    Deficit      Total
                          ------------  ----------  -----------

Balance at December 31,
 1995                          (20,000) (21,080,086)    (554,223)


Issuance of shares for
 cash                             -0-           -0-       55,000
Issuance of shares in
 connection with consulting
 and legal services               -0-           -0-      178,860
Issuance in settlement of
 debt                             -0-           -0-      263,000
Issuance of shares to
 shareholders of
 Sportade Intl.                   -0-           -0-      236,366
Net (Loss)                        -0-    ( 1,285,216) (1,285,216)
                             ---------   ------------  ----------

Balance at December       $   (20,000)  $(22,365,302) $(1,106,213)
 31,1996

Issuance of shares in
 connection with                  -0-           -0-       14,167
  consulting services
Net (Loss)                        -0-      (161,928)    (161,928)
                             ---------   -----------   ----------

Balance at March 31,
 1997                     $   (20,000) $(22,527,230) $ (1,253,974)
                             =========   ============   ===========












See accompanying notes to consolidated financial statements.


        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                     Three Months Ended
                                           June 30,
                                       1997        1996
OPERATING ACTIVITIES              -----------------------
 Net (Loss)                      $   (89,009)  $ (210,070)
 Non-cash adjustments:
  Depreciation and amortization          724       34,016
  Common stock issued for services    14,167          -0-
 Cash provided (used) by changes
  in assets and liabilities:
  Accounts receivable                  1,261        4,183
  Inventories                            -0-        1,000
  Prepaid expenses and other             -0-          -0-
  Accounts payable and accrued
   expenses                           73,120       22,946
NET CASH PROVIDED (USED) BY        ---------    ---------
 OPERATING ACTIVITIES                    263     (147,925)
                                   ---------    ---------
INVESTING ACTIVITIES
 Decrease in property and equipment      -0-       50,559
 Other assets                            -0-      (21,761)
NET CASH PROVIDED (USED) BY        ---------    ---------
 INVESTING ACTIVITIES                    -0-       28,798
                                   ---------    ---------
FINANCING ACTIVITIES
 Net increase in short term
  borrowings                             -0-      117,029
 Proceeds (repayments)long-term
  debt and revolving line of credit      -0-          -0-
 Net proceeds of common stock issued     -0-       20,000
NET CASH PROVIDED BY FINANCING      --------    ---------
 ACTIVITIES                              -0-      137,029
                                    --------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        263       17,902
CASH AND CASH EQUIVALENTS, Beginning     269       (1,618)
                                    --------    ---------
CASH AND CASH EQUIVALENTS, Ending  $     532   $   16,284
                                    ========    =========








See accompanying notes to consolidated financial statements.


        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                       Six Months Ended
                                           June 30,
                                       1997        1996
OPERATING ACTIVITIES              -----------------------
 Net (Loss)                      $  (161,928)  $ (262,152)
 Non-cash adjustments:
  Depreciation and amortization        1,448       68,032
  Common stock issued for services    14,167       55,416
 Cash provided (used) by changes
  in assets and liabilities:
  Accounts receivable                 (1,132)      (3,065)
  Inventories                            -0-        7,404
  Prepaid expenses and other             -0-       26,176
  Accounts payable and accrued
   expenses                          146,240     (341,347)
NET CASH PROVIDED (USED) BY        ---------    ---------
 OPERATING ACTIVITIES                 (1,205)    (449,536)
                                   ---------    ---------
INVESTING ACTIVITIES
 Decrease in property and equipment      -0-       84,527
 Other assets                            -0-      (24,541)
NET CASH PROVIDED (USED) BY        ---------    ---------
 INVESTING ACTIVITIES                    -0-       59,986
                                   ---------    ---------
FINANCING ACTIVITIES
 Net increase in short term
  borrowings                           1,000      190,046
 Proceeds (repayments)long-term
  debt and revolving line of credit      -0-       (2,499)
 Net proceeds of common stock issued     -0-      215,000
NET CASH PROVIDED BY FINANCING      --------    ---------
 ACTIVITIES                            1,000      402,547
                                    --------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       (205)      12,997
CASH AND CASH EQUIVALENTS, Beginning     737        3,287
                                    ---------   ---------
CASH AND CASH EQUIVALENTS, Ending  $     532   $   16,284
                                    =========   =========








See accompanying notes to consolidated financial statements.


                  EMERALD CAPITAL HOLDINGS, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Business:

Emerald Capital Holdings, Inc. is a holding company the intent of which is to acquire, manage and develop businesses in a variety of
sectors.   Emerald Capital s wholly-owned subsidiaries are:
SunMed, Inc.--including AccuMed, Inc., acquired on March 31, 1995, which provides electronic insurance billings, collections, medical practice management and insurance administration and other services for physician groups, clinics and others in the medical sector.
The Company may initiate the distribution of beverages and may form a new beverage subsidiary company, Emerald Beverages, Inc.

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

The Company incurred a loss of $(161,928) and consumed cash in operating activities of $1,205 for the six months ended June 30, 1997 and had a working capital deficiency of $(1,261,308) and a capital deficit of $(1,253,974) at June 30, 1997. At June 30, 1997, the Company had cash of $532.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Equipment                             $  4,678
     Less: accumulated depreciation          (1,404)
                                           --------
                                           $  3,274
                                           ========
NOTE D  -  STOCK OPTIONS, WARRANTS AND RIGHTS

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


NOTE E - NOTES PAYABLE BANK, STOCKHOLDERS AND OTHERS

Note payable bank bears interest at a rate of 1.5% over prime, is payable monthly, and was due December 31, 1996. This note is guaranteed by the Company s Chairman of the Board of Directors, and is currently in default.

Note payable stockholders are due on demand, bear interest at 8% per annum, are unsecured, and are convertible to shares of common stock.

Notes payable other are due on demand, bear interest at 8% per annum and are unsecured.


NOTE F- DISCONTINUED AND DIVESTED OPERATIONS

In 1996, the Company discontinued its beverage operations. Loss from discontinued operations of this business for the six months ended June 30, 1997 were $(32,157).

NOTE G -  COMMITMENTS AND CONTINGENCIES

The Company leases its office premises pursuant to operating leases expiring through March, 1998. Future minimum rental payments are as follows:

          1997--$ 8,500
          1998--$ 3,000

Legal Proceedings:


The Company has retained counsel to investigate bringing an action against three former owners/employees of SportAde (the SportAde Defendants) in order to (1) rescind Emerald s acquisition of SportAde /Ocean Beverage made in September 1995 and/or (2) cause return of cash and other assets of SportAde misappropriated by the Sportade Defendants. The Company is alleging, among other matters, fraudulent schemes and diversion of cash and assets, and is seeking reimbursement and damages from the parties. The Company has filed a police report in connection with the actions of SportAde Defendants. Counsel has advised the Company that two of the







        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Defendants are unlikely to have sufficient assets to repay the Company, and that the third is a fugitive from police authorities in an unrelated matter. The Company can not predict the outcome of this litigation. The Company has written off the SportAde assets in full at December 31, 1996.

Consulting and Employment Agreements

The Company entered into a six year consulting agreement with Avalon Holdings, Inc., a company in which the Chairman of the Company is a principal shareholder, effective April 1, 1996. The annual base salary under the agreement is $250,000 per annum. In view of the Company s financial condition, Avalon continues to accrue all of its fees. Fees accrued for the six months ended June 30, 1997 under such agreement were $125,000.

NOTE H- INCOME TAXES

At June 30, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $18,000,000 which expire substantially from 2005 through 2012.


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

In 1996, the Company discontinued its beverages operations.
Approximately $11,500 and $32,167 of the Company s consolidated losses for the three months and six months ended June 30, 1996 were from these sold or discontinued operations.









                  Results of Operations
                  ---------------------

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996
-----------------------------------------------------------------

Operations for the three and six months in 1997 consisted of the Company s medical service. Operations for the three and six months in 1996 consisted of and beverage businesses.

Selling, general and administrative expenses increased to $102,106 for the three months in 1997 compared to $21,819 in 1996, an increase of $80,287, due primarily to the accrual of management fees totalling $62,500 to Avalon Holdings, Inc. under management agreement. For the six months ended June 30, 1997, selling general and administrative expenses were $188,254, compared to $52,103 for the same period in 1997, an increase of $136,151, due also to the management fees accrual of $125,000.

Interest expense for the three and six months ended June 30, 1997 was $8,820 and $17,640, compared to $4,812 and $13,487 for the same periods in 1996.

The Company reported a loss from discontinued operations of $11,500 and $32,157 for the three and six months in 1996.

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

The Company incurred a loss of $(161,928) and consumed cash in operating activities of $1,205 for the six months ended
June 30, 1997 and had a working capital deficiency of $(1,261,308) and a capital deficit of $(1,253,974) at June 30,
1997.  At June 30, 1997, the Company had cash of $532.

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

Historically, certain affiliates of the Company and others have made advances to meet the Company s short-term cash needs. At
June 30, 1997, convertible promissory notes owed to such persons aggregated approximately $297,000.

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

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

No reports on form 8-K were filed during the quarter ended June
30, 1997.












































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