Form 10QSB
period 1997-09-30
EMERALD CAPITAL HOLDINGS INC
filed 1998-01-08
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-QSB
                        (Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

          Class
                                Number of Shares Outstanding
                                    On November 30, 1997
_______________________________________________________________

Common Stock, $.001 Par Value              1,419,553

           EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX

                                                            Page
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet as of September 30,
          1997 (unaudited)                                    3

          Consolidated Statements of Operations for
          the Three Months Ended September 30, 1997
          and September 30, 1996 (unaudited)                  4

          Consolidated Statements of Operations for
          the Nine Months Ended September 30, 1997
          and September 30, 1996 (unaudited)                  5

          Consolidated Statement of Stockholders
          Equity for the Period from December 31, 1995
          to September 30, 1997 (unaudited)                   6

          Consolidated Statement of Cash Flows for the
          Three Months Ended September 30, 1997 and
          September 30, 1996 (unaudited)                      8

          Consolidated Statement of Cash Flows for the
          Nine Months Ended September 30, 1997 and
          September 30, 1996 (unaudited)                      9

          Notes to Consolidated Financial Statements         10

Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations                14



PART II        OTHER INFORMATION

Item 1.   Legal Proceedings                                  17

Item 2.   Exhibits and Reports on Form 8-K                   17

          Signatures                                         18

    EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET
                    (UNAUDITED)
                                        September 30,
                                            1997
                                          --------
                       ASSETS

Current Assets
 Cash                                  $       700
 Accounts receivable, net                   16,498
 Prepaid expenses and other                  3,232
                                        ----------
                                            20,430
                                        ----------
Property Plant and Equipment, net            3,040
Other Assets                                 3,570
                                        ----------
                                       $    27,040
                                        ==========

           LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Bank notes payable                    $   144,506
 Notes payable stockholders and
 directors                                 297,722
 Notes payable other                        31,900
 Accounts payable                          232,297
 Accrued expenses                          654,530
                                        ----------
                                         1,360,955
                                        ----------
Stockholders Equity
 Preferred  stock, $.001 par value,
  authorized 2,000,000 shares, none
  outstanding                                  -0-
 Common stock, $.001 par value,
  authorized 100,000,000 shares,
  issued and outstanding 1,419,553           1,418
 Additional paid-in-capital             21,291,838
 Deficit                               (22,607,171)
 Due from shareholder                  (    20,000)
                                        ----------
                                       ( 1,333,915)
                                        ----------
                                       $    27,040
                                        ==========

See accompanying notes to consolidated financial statements.



   EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS
                    (UNAUDITED)

                                  Three Months Ended
                                     September 30,
                                  1997         1996
                              ------------------------

Sales                        $    27,057   $   26,442

Cost of goods sold                   -0-          -0-
Selling, general and
 administrative expenses          97,454     (295,126)
Depreciation and amortization        724       12,499
                               ---------    ---------
Operating (Loss)                 (71,121)    (309,069)

Other (Income) Expenses
 Interest and other expenses       8,820        9,463
 Loss on disposition - investment    -0-          -0-
 Currency exchange losses and
  Other                              -0-          -0-
                               ---------    ---------
Net (Loss) from Continued
 Operations                      (79,941)    (299,606)

(Loss) from Discontinued
 Operations                          -0-      (30,409)
                               ---------    ---------
Net (Loss)                    $  (79,941) $  (269,197)
                               =========    =========

Loss per Common Share
 From continued operations    $    (0.06) $     (0.30)
 Discontinued operations            0.00        (0.03)
                               ---------    ---------
Net (Loss) per share          $    (0.06) $     (0.27)
                               =========    =========

Weighted Average number of
 common shares used in
 computation of net (loss)
 per share                     1,419,553     1,012,347
                               =========    =========





See accompanying notes to consolidated financial statements.



     EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS
                    (UNAUDITED)

                                  Nine Months Ended
                                     September 30,
                                  1997         1996
                              ------------------------

Sales                        $    72,471   $   66,513

Cost of goods sold                   -0-          -0-
Selling, general and
 administrative expenses         285,708     (243,023)
Depreciation and amortization      2,172       37,497
                               ---------    ---------
Operating (Loss)                (215,409)     272,039

Other (Income) Expenses
 Interest and other expenses      26,460       22,950
 Loss on disposition - investment    -0-      156,118
 Currency exchange losses and
  Other                              -0-       23,360
                               ---------    ---------
Net (Loss) from Continued
 Operations                       26,460       69,611

(Loss) from Discontinued
 Operations                          -0-      (62,566)
                               ---------    ---------
Net (Loss)                    $ (241,869) $     7,045
                               =========    =========

Loss per Common Share
 From continued operations    $    (0.18) $      0.10
 Discontinued operations            0.00        (0.09)
                               ---------    ---------
Net (Loss) per share          $    (0.18) $     (0.01)
                               =========    =========

Weighted Average number of
 common shares used in
 computation of net (loss)
 per share                     1,394,553      706,493
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

Balance at September
30, 1997              1,419,553 $1,418  $21,291,838  $       -0-
                      =========  =====   ==========   ===========













See accompanying notes to consolidated financial statements.



         EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDER S EQUITY
                         (UNAUDITED)



                            Due from
                            Stockholder    Deficit      Total

                           ------------  ----------  -----------

Balance at December 31,
 1995                          (20,000) (21,080,086)    (554,223)


Issuance of shares for
 cash                             -0-           -0-       55,000
Issuance of shares in
 connection with consulting
 and legal services               -0-           -0-      178,860
Issuance in settlement of
 debt                             -0-           -0-      263,000
Issuance of shares to
 shareholders of
 Sportade Intl.                   -0-           -0-      236,366
Net (Loss)                        -0-    ( 1,285,216) (1,285,216)
                             ---------   ------------  ----------

Balance at December       $   (20,000)  $(22,365,302) $(1,106,213)
 31,1996

Issuance of shares in
 connection with                  -0-           -0-       14,167
  consulting services
Net (Loss)                        -0-      (241,869)    (241,869)
                             ---------   -----------   ----------

Balance at September 30,
 1997                     $   (20,000) $(22,607,171) $ (1,333,915)
                            =========  ============   ===========












See accompanying notes to consolidated financial statements.

        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                     Three Months Ended
                                        September 30,
                                       1997        1996
OPERATING ACTIVITIES              -----------------------
 Net (Loss)                      $   (79,941)  $  269,197
 Non-cash adjustments:
  Depreciation and amortization          724       39,925
  Common stock issued for services       -0-      (55,416)
 Cash provided (used) by changes
  in assets and liabilities:
  Accounts receivable                    660      (16,433)
  Inventories                            -0-        2,000
  Prepaid expenses and other             -0-          -0-
  Accounts payable and accrued
   expenses                           78,725     (239,441)

NET CASH PROVIDED (USED) BY        ---------    ----------
 OPERATING ACTIVITIES                    168         (168)
                                   ---------    ----------
INVESTING ACTIVITIES
 Decrease in property and equipment      -0-       (1,167)
 Other assets                            -0-          -0-
NET CASH PROVIDED (USED) BY        ----------    ----------
  INVESTING ACTIVITIES                   -0-       (1,167)
                                   ----------    ----------
FINANCING ACTIVITIES
 Net increase in short term
  borrowings                             -0-       (6,835)
Proceeds (repayments)long-term
  debt and revolving line of credit      -0-          -0-
 Net proceeds of common stock issued     -0-          -0-
NET CASH PROVIDED BY FINANCING      ---------    ---------
 ACTIVITIES                              -0-       (6,835)
                                    ---------    ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        168       (8,170)
CASH AND CASH EQUIVALENTS, Beginning     532       16,284
                                    --------    ---------
CASH AND CASH EQUIVALENTS, Ending  $     700   $    8,114
                                    ========    =========








See accompanying notes to consolidated financial statements.

        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                       Nine Months Ended
                                         September 30,
                                       1997        1996
OPERATING ACTIVITIES              -----------------------
 Net (Loss)                      $  (241,869)  $    7,045
 Non-cash adjustments:
  Depreciation and amortization        2,172      107,957
  Common stock issued for services    14,167          -0-
 Cash provided (used) by changes
  in assets and liabilities:
  Accounts receivable                 ( 472)     ( 19,498)
  Inventories                            -0-        9,404
  Prepaid expenses and other             -0-       26,176
  Accounts payable and accrued
   expenses                          224,965     (580,788)
NET CASH PROVIDED (USED) BY        ----------    ---------
 OPERATING ACTIVITIES                 (1,037)    (449,704)
                                   ----------    ---------
INVESTING ACTIVITIES
 Decrease in property and equipment      -0-       83,360
 Other assets                            -0-      (24,541)
NET CASH PROVIDED (USED) BY        ----------    ---------
 INVESTING ACTIVITIES                    -0-       58,819
                                   ----------    ---------
FINANCING ACTIVITIES
 Net increase in short term
  borrowings                           1,000      183,211
 Proceeds (repayments)long-term
  debt and revolving line of credit      -0-       (2,499)
 Net proceeds of common stock issued     -0-      215,000
NET CASH PROVIDED BY FINANCING      ---------    ---------
 ACTIVITIES                            1,000      395,712
                                    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       ( 37)       4,827
CASH AND CASH EQUIVALENTS, Beginning     737        3,287
                                    ---------   ---------
CASH AND CASH EQUIVALENTS, Ending  $     700   $    8,114
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

The Company incurred a loss of $(241,869) and consumed cash in operating activities of $1,307 for the nine months ended September 30, 1997 and had a working capital deficiency of $(1,340,525) and a capital deficit of $(1,333,915) at September 30, 1997. At September 30, 1997, the Company had cash of $700.

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





        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company believes that efforts to reduce its costs and improve the operations are consistent with the Company s restructuring.
The Company anticipates that acquisitions and previous restructuring should provide the Company with the ability to cover fixed corporate costs.

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

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Equipment                             $  4,678
     Less: accumulated depreciation          (1,638)
                                           --------
                                           $  3,040
                                           ========
NOTE D  -  STOCK OPTIONS, WARRANTS AND RIGHTS

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


NOTE F- DISCONTINUED AND DIVESTED OPERATIONS

In 1996, the Company discontinued its beverage operations. Loss from discontinued operations of this business for the nine months ended September 30, 1997 were $(62,566).

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

        EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consulting and Employment Agreements

The Company entered into a six year consulting agreement with Avalon Holdings, Inc., a company in which the Chairman of the Company is a principal shareholder, effective April 1, 1996. The annual base salary under the agreement is $250,000 per annum. In view of the Company s financial condition, Avalon continues to accrue all of its fees. Fees accrued for the nine months ended September 30, 1997 under such agreement were $187,500.

NOTE H- INCOME TAXES

At September 30, 1997, the Company had net operating loss carry forwards for income tax purposes of approximately $18,000,000 which expire substantially from 2005 through 2012.


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

In 1996, the Company discontinued its beverages operations.
Approximately $30,409 and $62,566 of the Company s consolidated losses for the three months and nine months ended September 30, 1996 were from these sold or discontinued operations.















                  Results of Operations
                  ---------------------

Quarter Ended September 30, 1997 Compared to Quarter Ended
September 30, 1996
-----------------------------------------------------------------

Operations for the three and nine months in 1997 consisted of the Company s medical service. Operations for the three and nine months in 1996 consisted of and beverage businesses.

Selling, general and administrative expenses for the three months and nine months in 1997 were $97,454 and $285,708 respectively; most of which resulted from a quarterly accrual of $62,500 management fees to Avalon Holdings, Inc. under management agreement. Selling, general and administrative expenses for the three and nine months in 1996 were $(295,126) and $(243,023) respectively. The credits resulted from the reversal of debt provisions and expenses accrued in previous years which were no longer due. The Company mantains a reserve of $250,000 in connection with such debt, judegements and expenses.


Interest expense for the three and nine months ended September 30, 1997 was $8,820 and $26,460, compared to $9,463 and $22,950 for the same periods in 1996.

The Company reported a loss from discontinued operations of $30,409 and $62,566 for the three and nine months in 1996.

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

The Company incurred a loss of $(241,869) and consumed cash in operating activities of $1,037 for the nine months ended September 30, 1997 and had a working capital deficiency of $(1,340,525) and a capital deficit of $(1,333,915) at September 30, 1997. At September 30, 1997, the Company had cash of $700.

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

Historically, certain affiliates of the Company and others have made advances to meet the Company s short-term cash needs. At
September 30, 1997, convertible promissory notes owed to such persons aggregated approximately $297,000.

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

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

No reports on form 8-K were filed during the quarter ended
September 30, 1997.












































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


Signature                   Title                    Date

/s/ Robert Springer      Chief Executive Officer    12/02/97
                         (Principal Executive Officer,
                          Chief Financial Officer)