Form 10QSB
period 1998-03-31
EMERALD CAPITAL HOLDINGS INC
filed 1999-10-21
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number  0-19490

    EMERALD CAPITAL HOLDINGS, INC.
(Exact name of Issuer as specified in charter)

   DELAWARE                                 22-3096351
(State or other jurisdiction of                    (I.R.S. Employer
Identification No.)
incorporation or
organization)

4195 S. Tamiami Trail, #140, Venice, Fl. 34293
(Address of principal executive offices)(zip code)
(941) 484 5995
(Registrant's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation
S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB.

[__X___]

The issuer's aggregate revenues, excluding discontinued operations, for the quarter ended March 31, 1998 were $0._________.

As of March 31, 1998 (I) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the OTC Bulletin Board; (ii) 1,419,533 shares of the
Registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE




EMERALD CAPITAL HOLDINGS, INC.
BALANCE SHEET
(UNAUDITED)














March 31,1998



















ASSETS





Current Assets









  Cash



 $                -





   Accounts Receivable, net



 $                -





   Prepaid Expenses and other



 $                -















Property, Plant and Equipment, net



 $                -















Notes Receivable



 $         16,000















Other Assets



 $                -









 _________









 $         16,000


















LIABILITIES AND STOCKHOLDERS' EQUITY
















Current Liabilities









  Bank Notes Payable



 $       144,506





  Notes Payable Stockholders



 $       297,722





  Notes Payable other



 $         50,000





  Accounts Payable



 $       206,513





  Accrued Expenses



$                -



















 $       698,741















Stockholders Equity









   Preferred Stock, $.001 par value









   authorized 2,000,000 shares,









   none outstanding



 $                -





   Common Stock, $.001 par value,









    authorized 100,000,000 shares,









    issued and outstanding, 1,419,553



 $           1,418





    Additional paid-in-capital



 $  21,291,838





    Deficit



 $(
21,991,997)





    Due from Shareholder



$                -









 $     (698,741)















See accompanying notes to financial statements.












































EMERALD CAPITAL HOLDINGS, INC.









CONSOLIDATED STATEMENT OF OPERATIONS










(UNAUDITED)




















                Three Months Ended









 March 31,
March 31,








1998
1997














Sales



 $                -
 $             22,773














Cost of Goods Sold



 $                -
                        -




Selling, general &









  administrative expenses



 $                -
                86,148




Depreciation and Amortization



 $                -
                     724














Operating (Loss)



 $                -
               (64,099)














Other (Income) Expenses









   Interest and other expenses



 $                -
                  8,820




   Inerest and other income



 $                -
                        -














Net (Loss) from continuing









   operations



 $                -
               (72,919)














Net (Loss) from discontinued



 $                -





    operations




                        -














Loss per Common Share









  From continued operations



 $                -
               (72,919)




  From discontinued operations



 $                -















Net (loss) per share



 $                -
               (72,919)














Loss per Common Share









  From continued operations



 $                -
 $                     -




  Discontinued operations



 $                -
 $                (0.05)




Net (loss) per share



 $                -
 $                (0.05)














Weighted Average number of









common shares used in









computation of net (loss)









 per share



       1,419,553
           1,344,553

























See accompanying notes to the financial statements.


















EMERALD CAPITAL HOLDINGS, INC.








CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY











(UNAUDITED)


















Common Stock

 Additional
 Cumulative






Shares
Amount
 Paid-in-Capital
 Translation






___________________________________


 Adjustment



Balance at December 31, 1996


  1,344,553
 $           1,343
 $      21,277,746
 $               -













Issuance of Shares for cash









Issuance of Shares in









  connection with consulting





 $               -



   and legal services









Issuance in settlement of debt









Net (Loss)


 $           -
 $                -
 $                     -
 $               -













Balance at December 31, 1997


  1,419,553
 $           1,343
 $      21,277,746
 $               -













Issuance of Shares for cash









Issuance of Shares in









  connection with consulting





 $               -



   and legal services









Issuance in settlement of debt


_________
____________
 ______________
 __________



Net (Loss)


 $           -
 $                -
 $                     -
 $               -













Balance at March 31, 1998


  1,419,553
 $           1,418
 $      21,277,746
 $               -





























































































See accompanying notes to financial statements.



































EMERALD CAPITAL HOLDINGS, INC.








CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY











(UNAUDITED)


















Due from
 Deficit
 Total







Stockholder






Balance at December 31, 1996


 $  (20,000)
 $(22,365,302)
 $       (1,106,213)














Issuance of Shares in









  connection with consulting


              -






   and legal services









Issuance in settlement of debt









Net (Loss)


 $           -
 $       (72,919)
 $            (72,919)














Balance at December 31, 1997


 $  (20,000)
 $(22,438,221)
 $       (1,179,132)














Issuance of Shares in









  connection with consulting


              -
 $                -
 $                     -




   and legal services









Issuance in settlement of debt









Net (Loss)


 $           -
 $                -
 $                     -














Balance at March 31, 1998


 $  (20,000)
 $(22,438,221)
 $       (1,179,132)






































































































































See accompanying notes to financial statements.

























EMERALD CAPITAL HOLDINGS, INC.








CONSOLIDATED STATEMENT OF CASH FLOWS











(UNAUDITED)



















               Three Months Ended









March 31
March 31




OPERATING ACTIVITIES



1998
1997




  Net (Loss)



 $                -
 $            (72,919)




  Non-cash adjustments:









     Depreciation & Amortization



 $                -
 $                  724




     Common stock issued for









          services



 $                -





     Cash provided (used) by









        changes in assets



 $                -





      Accounts Receivable



 $       (16,498)
 $              (2,393)




      Inventories



 $                -
 $                     -




      Prepaid Expenses & other



 $                -
 $                     -




      Accounts payable &









        accrued expenses



 $         25,784
 $             73,120




NET CASH PROVIDED (USED)









  BY OPERATING ACTIVITIES



 $                -
 $              (1,468)




INVESTING ACTIVITIES



 $                -





  Decrease in property &



 $                -





     equipment



 $         (3,040)
 $                     -




   Other assets



 $         (3,570)
 $                     -




NET CASH PROVIDED (USED)



 $                -





   BY INVESTING ACTIVITIES



 $           2,676
 $                     -








 $                -





FINANCING ACTIVITIES



 $                -





  Net increase in short term



 $                -





     borrowing



 $         18,100
 $               1,000




   Proceeds (repayments) long-term



 $                -





      debt and revolving line-of-credit



 $                -
 $                     -




   NET CASH PROVIDED BY FINANCING









     ACTIVITIES



 $         18,100
 $               1,000








 $                -





NET INCREASE (DECREASE) IN CASH



 $                -





    CASH EQUIVALENTS



 $                -
 $                 (468)




CASH AND CASH EQUIVALENTS, beginning



 $                -
 $                  737








 $                -





CASH AND CASH EQUIVALENTS,ending



 $                -
 $                  269














See accompanying notes to financial statements.















EMERALD CAPITAL HOLDINGS, INC.








           CONSOLIDATED STATEMENT OF CASH FLOWS





















       Three Months Ended









March 31
March 31








1998
1997




  Net (Loss)



 $                -
 $          (161,928)




  Non-cash adjustments:









     Depreciation & Amortization



 $                -
 $               1,448




     Common stock issued for




 $                     -




          services



 $                -
 $             14,167




     Cash provided (used) by









        changes in assets & liabilities



 $                -





      Accounts Receivable



 $       (16,498)
 $              (1,132)




      Inventories



 $                -
 $                     -




      Prepaid Expenses & other



 $                -
 $                     -




      Accounts payable &









        accrued expenses



 $       206,513
 $           146,240




NET CASH PROVIDED (USED)









  BY OPERATING ACTIVITIES



 $       190,015
 $              (1,205)




INVESTING ACTIVITIES









  Decrease in property &









     equipment



 $         (3,040)
 $                     -




   Other assets



 $         (3,570)
 $                     -




NET CASH PROVIDED (USED)



 $                -





   BY INVESTING ACTIVITIES



 $         (6,610)
 $                     -








 $                -





FINANCING ACTIVITIES



 $                -





  Net increase in short term



 $                -





     borrowing



 $         18,100
 $               1,000




   Proceeds (repayments) long-term



 $                -





      debt and revolving line-of-credit



 $                -
 $                     -




   Net proceeds of common stock issued









   NET CASH PROVIDED BY FINANCING









     ACTIVITIES



 $         18,100
 $               1,000








 $                -





NET INCREASE (DECREASE) IN CASH



 $                -





    CASH EQUIVALENTS



 $                -
 $                 (205)




CASH AND CASH EQUIVALENTS, beginning



 $                -
 $                  737








 $                -





CASH AND CASH EQUIVALENTS,ending



 $                -
 $                  532














See accompanying notes to financial statements.

























EMERALD CAPITAL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDING MARCH 31, 1998





EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Business:

Emerald Capital Holdings, Inc. (Company or Emerald) is a holding company the intent of which is to acquire, manage and develop businesses in a variety of sectors.
 The
Company has no operations. The Company is seeking acquisitions. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Subsequent Events."

Background

The Company has significantly restructured its business and has closed or sold all unprofitable operations. See "Certain Transactions" and "Management's Discussion and Analysis of Financial Condition and Operations" and "Subsequent Events."

The Company may in the future utilize the SportAde name, beverage concept and trademark for an isotonic sports drink from its former beverage subsidiary, SportAde,
Inc. to enter the beverage business, or to sell, license the name and concept for or otherwise develop a beverage business.

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

Cost in Excess of Net Assets Acquired:

Cost in excess of net assets acquired is being amortized on a straight-line basis over period of ten years. The Company, on an ongoing basis, evaluates the operations using undiscounted estimated future cash flows of the acquired businesses and assesses recoverability of the recorded amounts of cost in excess of net assets acquired. Provisions for impairment are recorded upon the Company's determination that cash flows of the acquired business will be insufficient to recover the associated cost in excess of net assets acquired.

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

Financial Condition and Liquidity

The Company's continued existence is dependent on its ability to acquire, merge or conclude a reverse merger, and/or obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of  $0 and consumed no cash in operating activities for
the period ended March 31, 1998 and had a working capital deficiency of
$(682,741)
and a capital  deficit of $(21,991,997) at March 31, 1998.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the Company's short-term cash needs.  At March 31, 1998,  convertible promissory
notes owed to such persons aggregated approximately $300,000.    In addition,
all
accrued salaries and deferred payments, including all reimbursable expenses, have been forgiven by an affiliate.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

    Equipment (net)               $0
                        _____________
    Total (net)                   $0
                        ============


NOTE D  -   SUBSIDIARIES AND  ACQUISITIONS

The Company discontinued all operations as of December 31, 1997, and wrote off all assets leasehold improvements. See "Certain Transactions" and Note J.

NOTE  F -  COMMON AND PREFERRED STOCK

(1) During 1996, 677,667 shares of common stock were issued by the Company in a private placement and for conversion of debt. The Company received cash proceeds of $294,000.

NOTE G  -  STOCK OPTIONS, WARRANTS AND RIGHTS

Stock Option Plan:

The Company's Stock Option Plan (the "Plan"), as amended, provides for the grant of up to 528 options to purchase common stock to directors, officers and other key
employees of the Company.   No options have been granted in 1995, 1996, 1997.

Non-Plan Options

No options have been granted in 1995,1996, 1997.

Warrants and Rights:

The Company's 1991 Warrants expired on December 31, 1997. No 1991 Warrants have been exercised.

NOTE H - DISCONTINUED AND DIVESTED OPERATIONS

In 1996, the Company discontinued all of its operations as of December 31 1997.

NOTE I  -  BUSINESS SEGMENTS

Not applicable as the Company has no operations as of March 31, 1998:

NOTE J  -  COMMITMENTS AND CONTINGENCIES

The Company utilizes at no cost minimum office facilities. It believes that its facilities are suitable for its present operations. If required, the Company believes that additional space is available at favorable rental rates.



Legal Proceedings:

The Company is a plaintiff and defendant in several legal proceedings the outcome of which is uncertain. The Company cannot estimate whether the positive or adverse outcome of such proceedings would have a material effect on the Company's business.

Consulting and Employment Agreements

None.

NOTE K -  INCOME TAXES

At December 31,1997, the Company had net operating loss carry forwards for income tax purposes of approximately $$18,000,000 which expire substantially from 2005 through 2010.

Deferred income taxes are comprised principally of the following at March 31, 1998:

    Net operating loss carry forwards       $6,500,000

    Deferred tax asset valuation
         allowance                $(6,500,000)

    Net deferred tax asset             $         -0-
                                  ============

Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at
March 31, 1998, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than
50% which occurred as a result of the Company's initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.

NOTE L  -  SUBSEQUENT EVENTS

(a) As of January 1, 1998, the Company sold its interest in AccuMed, Inc. for a note payable to the Company.


EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of March 31, 1998. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or of future earnings or cash flows.

NOTE  N  -  SUPPLEMENTAL CASH FLOW INFORMATION

The following are supplemental disclosures to the Consolidated Statements of Cash
Flows:

                                  Year ended December 31,
                                       1997      1996

Interest  paid for 1997 and 1996            $    0              $2,538

Non-cash investing and financing activities:
Common stock (677,667 shares for 1996) in a private   0             $178,860
placement, convertible note conversion
and for legal and other services.

Common stock (42,260 shares) issued in
settlement of accounts payable.                  0            $236,366

Units issued for forgiveness of debt                  0             $263,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company's consolidated revenues were $0 for the period ended March 31,
1998.   Prior year revenues were from discontinued operations and are not comparable.

Financial Condition and Liquidity

The Company's continued existence is dependent on its ability to acquire, merge or conclude a reverse merger, and/or obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of  $0 and consumed no cash in operating activities for
the quarter ended March 31, 1998 and had a working capital deficiency of $(682,741)
and a capital  deficit of $(21,991,997) at March 31, 1998.



The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the Company's short-term cash needs.  At March 31, 1998,  convertible promissory
notes owed to such persons aggregated approximately $300,000.    In addition,
all
accrued salaries and deferred payments, including all reimbursable expenses, have been forgiven by an affiliate.

Inflation

As the Company has no operations presently, there are no inflationary considerations.





SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature
    Title
    Date









/s/ Robert Springer
Chairman


(Acting Principal Executive Officer, Acting Chief Financial
Officer)

























SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                EMERALD CAPITAL
HOLDINGS, INC.





BY: _
_____________________

         Rob
ert Springer

         Cha
irman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature
    Title
    Date









Robert Springer
Chairman


(Acting Principal Executive Officer, Acting Chief Financial
Officer)











INDEX TO EXHIBITS

EXHIBIT
NUMBER                                           DESCRIPTION


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