Form 10QSB
period 1998-06-30
EMERALD CAPITAL HOLDINGS INC
filed 1999-10-21
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

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

[__X___]

The issuer's aggregate revenues, excluding discontinued operations, for the quarter and six months ended June 30, 1998 were $0._________.

As of June 30, 1998 (I) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the OTC Bulletin Board; (ii) 1,419,533 shares of the
Registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE





EMERALD CAPITAL HOLDINGS, INC.








BALANCE SHEET







(UNAUDITED)
















June 30, 1998















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







 _____________







 $       698,741











Stockholders Equity







   Preferred Stock, $.001 par value







   authorized 2,000,000 shares,







   none outstanding



 $                -



   Common Stock, $.001 par value,







    authorized 100,000,000 shares,







    issued and outstanding, 1,419,553



 $           1,418



    Additional paid-in-capital



 $  21,291,838



    Deficit



 $(21,991,997)



    Due from Shareholder



 $                -







 $     (698,741)











See accompanying notes to financial statements.




































EMERALD CAPITAL HOLDINGS, INC.







CONSOLIDATED STATEMENT OF OPERATIONS








(UNAUDITED)
















                Three Months Ended







 June 30,
June 30,






1998
1997










Sales



 $                -
 $         22,641










Cost of Goods Sold



 $                -
                   -


Selling, general &







  administrative expenses



 $                -
          102,106


Depreciation and Amortization



 $                -
                 724










Operating (Loss)



 $                -
          (80,189)










Other (Income) Expenses







   Interest and other expenses



 $                -
              8,820


   Inerest and other income



 $                -
                   -










Net (Loss) from continuing







   operations



 $                -
          (89,009)










Net (Loss) from discontinued



 $                -



    operations




                   -










Loss per Common Share







  From continued operations



 $                -
          (89,009)


  From discontinued operations



 $                -











Net (loss) per share



 $                -
          (89,009)










Loss per Common Share







  From continued operations



 $                -
$                -


  Discontinued operations



 $                -
   $          (0.06)


















Weighted Average number of







common shares used in







computation of net (loss)







 per share



       1,419,553
       1,419,553



















See accompanying notes to financial statements.















EMERALD CAPITAL HOLDINGS, INC.







CONSOLIDATED STATEMENT OF OPERATIONS








(UNAUDITED)
















             Six Months Ended







 June 30,
June 30,






1998
1997










Sales



 $                -
 $         45,414










Cost of Goods Sold



 $                -
                   -


Selling, general &







  administrative expenses



 $                -
          188,254


Depreciation and Amortization



 $                -
              1,448










Operating (Loss)



 $                -
        (144,288)










Other (Income) Expenses







   Interest and other expenses



 $                -
            17,640


   Inerest and other income



 $                -
                   -










Net (Loss) from continuing







   operations



 $                -
        (161,928)










Net (Loss) from discontinued



 $                -



    operations




                   -










Loss per Common Share







  From continued operations



 $                -
        (161,928)


  From discontinued operations



 $                -











Net (loss) per share



 $                -
        (161,928)










Loss per Common Share







  From continued operations



 $                -
 $                -


  Discontinued operations



 $                -
 $           (0.12)


















Weighted Average number of







common shares used in







computation of net (loss)







 per share



       1,419,553
       1,381,846


















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









Issuance of Shares for cash







Issuance of Shares in







  connection with consulting


            75,000
                   75
 $         14,092
 $         -

   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $                -
 $                -
 $         -









Balance at December 31, 1997


       1,419,553
 $           1,418
 $  21,291,838
 $         -









Issuance of Shares for cash







Issuance of Shares in







  connection with consulting


               75,000
 $                75
 $         14,092
 $         -

   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $                -
 $                -
 $         -









Balance at June 30, 1998


       1,419,553
 $           1,418
 $  21,305,930
 $         -









































































See accompanying notes to financial statements.





























EMERALD CAPITAL HOLDINGS, INC.






CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY









(UNAUDITED)














Due from
 Deficit
 Total





Stockholder




Balance at December 31, 1996


 $       (20,000)
 $(22,365,302)
 $  (1,106,213)










Issuance of Shares in







  connection with consulting


                   -

 $         14,167


   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $     (161,928)











Balance at December 31, 1997


 $       (20,000)
 $(22,527,230)
 $  (1,092,046)










Issuance of Shares in







  connection with consulting


                   -
 $                -
 $                -


   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $                -
 $                -










Balance at June 30, 1998


 $       (20,000)
 $(22,527,230)
 $  (1,092,046)










































































































See accompanying notes to financial statements.





















EMERALD CAPITAL HOLDINGS, INC.






CONSOLIDATED STATEMENT OF CASH FLOWS









(UNAUDITED)















               Three Months Ended







June 30
June 30


OPERATING ACTIVITIES



1998
1997


  Net (Loss)



 $                -
 $       (89,009)


  Non-cash adjustments:







     Depreciation & Amortization



 $                -
 $              724


     Common stock issued for







          services



 $                -
 $         14,167


     Cash provided (used) by







        changes in assets



 $                -



      Accounts Receivable



 $       (16,498)
 $           1,261


      Inventories



 $                -
 $                -


      Prepaid Expenses & other



 $                -
 $                -


      Accounts payable &







        accrued expenses



 $         25,784
 $         73,120


NET CASH PROVIDED (USED)







  BY OPERATING ACTIVITIES



 $                -
 $              263


INVESTING ACTIVITIES



 $                -



  Decrease in property &



 $                -



     equipment



 $         (3,040)
 $                -


   Other assets



 $         (3,570)
 $                -


NET CASH PROVIDED (USED)



 $                -



   BY INVESTING ACTIVITIES



 $           2,676
 $                -






 $                -



FINANCING ACTIVITIES



 $                -



  Net increase in short term



 $                -



     borrowing



 $         18,100
 $                -


   Proceeds (repayments) long-term



 $                -



      debt and revolving line-of-credit



 $                -
 $                -


   NET CASH PROVIDED BY FINANCING







     ACTIVITIES



 $         18,100
 $                -






 $                -



NET INCREASE (DECREASE) IN CASH



 $                -



    CASH EQUIVALENTS



 $                -
 $              263


CASH AND CASH EQUIVALENTS, beginning



 $                -
 $              269






 $                -



CASH AND CASH EQUIVALENTS,ending



 $                -
 $              532










See accompanying notes to financial statements.





















EMERALD CAPITAL HOLDINGS, INC.






           CONSOLIDATED STATEMENT OF CASH FLOWS

















               Six Months Ended







June 30
June 30






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


























EMERALD CAPITAL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDING JUNE 30, 1998






























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

The Company incurred a loss of $0 and consumed no cash in operating activities for the quarter ended June 30, 1998 and had a working capital deficiency of $(682,741) and a capital deficit of
$(21,991,997) at June 30, 1998.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the
Company's short-term cash needs. At June 30, 1998, convertible promissory notes owed to
such persons aggregated approximately $300,000.    In addition, all accrued
salaries and
deferred payments, including all reimbursable expenses, have been forgiven by an affiliate.

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

Not applicable as the Company has no operations as of September 30, 1998:

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

Deferred income taxes are comprised principally of the following at June 30, 1998:

    Net operating loss carry forwards       $6,500,000

    Deferred tax asset valuation
         allowance                $(6,500,000)

    Net deferred tax asset             $         -0-
                                  ============

Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at June 30,
1998, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than 50% which occurred as a result of the Company's initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.

NOTE L  -  SUBSEQUENT EVENTS

(a) As of January 1, 1998, the Company sold its interest in AccuMed, Inc. for a note payable to the Company.


EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of June
30, 1998. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or of future earnings or cash flows.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company's consolidated revenues were $0 for the six months ended September 30, 1998.
Prior year revenues were from discontinued operations and are not comparable.

Financial Condition and Liquidity

The Company's continued existence is dependent on its ability to acquire, merge or conclude a reverse merger, and/or obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of $0 and consumed no cash in operating activities for the quarter ended September 30, 1998 and had a working capital deficiency of $(682,741) and a capital deficit of $(21,991,997) at September 30, 1998.



The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the
Company's short-term cash needs. At September 30, 1998, convertible promissory notes owed
to such persons aggregated approximately $300,000.    In addition, all accrued
salaries and
deferred payments, including all reimbursable expenses, have been forgiven by an affiliate.

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