Form 10QSB
period 1998-09-30
EMERALD CAPITAL HOLDINGS INC
filed 1999-10-21
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [__X___]

The issuer's aggregate revenues, excluding discontinued operations, for the quarter and nine months ended September 30, 1998 were $0._________.

As of September 30, 1998 (I) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the OTC Bulletin Board; (ii) 1,419,533 shares of the Registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE






EMERALD CAPITAL HOLDINGS, INC.








BALANCE SHEET







(UNAUDITED)















September 30, 1998
















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








EMERALD CAPITAL HOLDINGS, INC.







CONSOLIDATED STATEMENT OF OPERATIONS








(UNAUDITED)
















                Three Months Ended







 September 30,
   September 30,






1998
1997










Sales



 $                -
 $         27,057










Cost of Goods Sold



 $                -
                   -


Selling, general &







  administrative expenses



 $                -
            97,454


Depreciation and Amortization



 $                -
                 724










Operating (Loss)



 $                -
          (71,121)










Other (Income) Expenses







   Interest and other expenses



 $                -
              8,820


   Inerest and other income



 $                -
                   -










Net (Loss) from continuing







   operations



 $                -
          (79,941)










Net (Loss) from discontinued



 $                -



    operations




                   -










Loss per Common Share







  From continued operations



 $                -
          (79,941)


  From discontinued operations



 $                -











Net (loss) per share



 $                -
          (79,941)










Loss per Common Share







  From continued operations



 $                -
 $                -


  Discontinued operations



 $                -
 $           (0.06)


















Weighted Average number of







common shares used in







computation of net (loss)







 per share



       1,419,553
       1,419,553



















See accompanying notes to financial statements.







EMERALD CAPITAL HOLDINGS, INC.







CONSOLIDATED STATEMENT OF OPERATIONS








(UNAUDITED)
















                Nine Months Ended







 September 30,
September 30,






1998
1997










Sales



 $                -
 $         72,471










Cost of Goods Sold



 $                -
                   -


Selling, general &







  administrative expenses



 $                -
          285,708


Depreciation and Amortization



 $                -
              2,172










Operating (Loss)



 $                -
        (215,409)










Other (Income) Expenses







   Interest and other expenses



 $                -
            26,460


   Inerest and other income



 $                -
                   -










Net (Loss) from continuing







   operations



 $                -
 $                -










Net (Loss) from discontinued







    operations



 $                -
 $                -










Loss per Common Share







  From continued operations



 $                -
 $     (241,869)


  From discontinued operations



 $                -
 $                -










Net (loss) per share



 $                -
 $           (0.18)










Loss per Common Share







  From continued operations



 $                -
 $           (0.18)


  Discontinued operations



 $                -











































Average number of
common shares used in computation
of net (loss) per share                                1,419,553
1,344,553

   See accompanying notes to financial statements






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









Issuance of Shares for cash







Issuance of Shares in







  connection with consulting


 $                -
 $                -
 $                -
 $         -

   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $                -
 $                -
 $         -

Net (Loss)


 $                -
 $                -
 $                -
 $         -









Balance at September 30, 1998


       1,419,553
 $           1,418
 $  21,291,838
 $         -

































































See accompanying notes to financial statements.





















































































EMERALD CAPITAL HOLDINGS, INC.






CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY









(UNAUDITED)














Due from
 Deficit
 Total





Stockholder




Balance at December 31, 1996


 $       (20,000)
 $(22,365,302)
 $  (1,106,213)










Issuance of Shares in







  connection with consulting


                   -

 $         14,167


   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $     (241,869)
 $     (241,869)










Balance at December 31, 1997


 $       (20,000)
 $(22,607,171)
 $  (1,333,915)










Issuance of Shares in







  connection with consulting


                   -
 $                -
 $                -


   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $                -
 $                -










Balance at September 30, 1998


 $       (20,000)
 $(22,607,171)
 $  (1,333,915)










































































































See accompanying notes to financial statements.

















EMERALD CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)






               Three Months Ended







September 30
September 30


OPERATING ACTIVITIES



1998
1997


  Net (Loss)



 $                -
 $       (79,941)


  Non-cash adjustments:







     Depreciation & Amortization



 $                -
 $              724


     Common stock issued for




 $                -


          services



 $                -



     Cash provided (used) by







        changes in assets



 $                -



      Accounts Receivable



 $       (16,498)
 $              660


      Inventories



 $                -
 $                -


      Prepaid Expenses & other



 $                -
 $                -


      Accounts payable &







        accrued expenses



 $         25,784
 $         78,725


NET CASH PROVIDED (USED)







  BY OPERATING ACTIVITIES



 $                -
 $              168


INVESTING ACTIVITIES



 $                -



  Decrease in property &



 $                -



     equipment



 $         (3,040)
 $                -


   Other assets



 $         (3,570)
 $                -


NET CASH PROVIDED (USED)



 $                -



   BY INVESTING ACTIVITIES



 $           2,676
 $                -






 $                -



FINANCING ACTIVITIES



 $                -



  Net increase in short term



 $                -



     borrowing



 $         18,100
 $                -


   Proceeds (repayments) long-term



 $                -



      debt and revolving line-of-credit



 $                -
 $                -


   NET CASH PROVIDED BY FINANCING







     ACTIVITIES



 $         18,100
 $                -






 $                -



NET INCREASE (DECREASE) IN CASH



 $                -



    CASH EQUIVALENTS



 $                -
 $              168


CASH AND CASH EQUIVALENTS, beginning



 $                -
 $                -






 $                -



CASH AND CASH EQUIVALENTS,ending



 $                -
 $              168










See accompanying notes to financial statements.













EMERALD CAPITAL HOLDINGS, INC.






           CONSOLIDATED STATEMENT OF CASH FLOWS

















               Nine Months Ended







September 30
September 30






1998
1997


  Net (Loss)



 $                -
 $     (241,869)


  Non-cash adjustments:







     Depreciation & Amortization



 $                -
 $           2,172


     Common stock issued for




 $                -


          services



 $                -
 $         14,167


     Cash provided (used) by







        changes in assets & liabilities



 $                -



      Accounts Receivable



 $       (16,498)
 $            (472)


      Inventories



 $                -
 $                -


      Prepaid Expenses & other



 $                -
 $                -


      Accounts payable &







        accrued expenses



 $       206,513
 $       224,965


NET CASH PROVIDED (USED)







  BY OPERATING ACTIVITIES



 $       190,015
 $         (1,037)


INVESTING ACTIVITIES







  Decrease in property &







     equipment



 $         (3,040)
 $                -


   Other assets



 $         (3,570)
 $                -


NET CASH PROVIDED (USED)



 $                -



   BY INVESTING ACTIVITIES



 $         (6,610)
 $                -






 $                -



FINANCING ACTIVITIES



 $                -



  Net increase in short term



 $                -



     borrowing



 $         18,100
 $           1,000


   Proceeds (repayments) long-term



 $                -



      debt and revolving line-of-credit



 $                -
 $                -


   Net proceeds of common stock issued







   NET CASH PROVIDED BY FINANCING







     ACTIVITIES



 $         18,100
 $           1,000






 $                -



NET INCREASE (DECREASE) IN CASH



 $                -



    CASH EQUIVALENTS



 $                -
 $              (37)


CASH AND CASH EQUIVALENTS, beginning



 $                -
 $              737






 $                -



CASH AND CASH EQUIVALENTS,ending



 $                -
 $              700










See accompanying notes to financial statements.













EMERALD CAPITAL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDING SEPTEMBER 30, 1998































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


Consulting and Employment Agreements

None.

NOTE K -  INCOME TAXES

At December 31,1997, the Company had net operating loss carry forwards for income tax purposes of approximately $18,000,000 which expire substantially from 2005 through 2010.

Deferred income taxes are comprised principally of the following at September 30, 1998:

    Net operating loss carry forwards       $6,500,000

    Deferred tax asset valuation
         allowance                $(6,500,000)

    Net deferred tax asset             $         -0-
                                  ============

Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at
September 30, 1998, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than 50% which occurred as a result of the Company's initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.

NOTE L  -  SUBSEQUENT EVENTS

(a) As of January 1, 1998, the Company sold its interest in AccuMed, Inc. for a note payable to the Company.



NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of
September 30, 1998. The estimated fair value is not necessarily indicative of the amounts the
Company would realize in a current market exchange or of future earnings or cash flows.

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