Form 10KSB
period 1998-12-31
EMERALD CAPITAL HOLDINGS INC
filed 1999-10-21
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing
requirements for th e past 90 days. Yes   X         No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation
S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[__X___]

The issuer's aggregate revenues, excluding discontinued operations, and including recent acquisitions for the fiscal year ended December 31, 1997 were $0._________.

As of December 31, 1997 (I) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the OTC Bulletin Board; (ii) 1,419,533 shares of the Registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE





EMERALD CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

1997 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

Item Number and Caption

                                                      Page
PART I

Item 1.

Business                                                   3

Item 2.

Property                                                   5

Item 3.

Legal Proceedings                                               5

Item 4.

Submission of Matters to a Vote of Security Holders                      5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             5

Item 6.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                          6

Item 7.  Financial Statements                                       7

Item 8.  Changes In and Disagreements With Accountants on Accounting
and Financial Disclosures                                           8

PART III

Item 9.   Directors and Executive Officers                               8

Item 10.  Executive Compensation                                    8

Item 11.  Security Ownership of Certain Beneficial Owners and
Management                                                     9

Item 12.   Certain Transactions

  10

Item 13.    Exhibits and Reports on Form 8-K                            10


PART I

ITEM 1  -  BUSINESS

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

Business Strategy

Emerald Capital Holdings, Inc. (Company or Emerald) is a holding company the intent of which is to acquire, manage and develop businesses in a variety of sectors.
 The
Company has no operations. The Company is seeking acquisitions. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Subsequent Events."

The Company's strategy of acquiring various businesses in different sectors will be subject to all of the risks inherent in the ownership of such business assets, including but not limited to the ability to attract and maintain customers; the uncertainty of cash flow to meet fixed obligations that may be incurred to acquire and sustain such assets;
competition from other firms, which may be more highly capitalized than the Company, particularly in highly competitive consumer product sectors; and unfamiliarity with new business areas. If the Company acquires, develops or manages any new business, management may need to devote substantial time to integrate such business into the
Company's operations. The Company intends to acquire companies with experienced managers and to hire such additional managers as may be required to manage its acquisitions. There is no assurance that the Company will be able to acquire any businesses directly or through reverse merger.

The Company may in the future utilize the SportAde name, beverage concept and trademark for an isotonic sports drink from its former beverage subsidiary, SportAde,
Inc. to enter the beverage business, or to sell, license for use, or otherwise develop a beverage business.

Manufacturing and Suppliers

None.




Research and Development

The Company has no research and development operations.

Marketing, Sales and Customers

None.

Backlog

The Company had no material backlog of orders at December 31, 1997.

Patents and Proprietary Rights

The Company does not own any patents for any products.   The Company may in the
future utilize the SportAde name, beverage concept and trademark for an isotonic sports drink from its former beverage subsidiary, SportAde, Inc. to enter the beverage business, or to sell, license to or otherwise develop a beverage business.

Competition

There is significant competition in the sectors in which the Company does business.
Most of the Company's competitors have significantly greater technical, financial and marketing resources than the Company.

In the consumer products sector in which the Company might utilize the SportAde name, concept and or arrange licenses, there are with strong brand-names (Coca-Cola,
Pepsi, GatorAde, among many others), substantial financial resources far in excess of the Company's, large experienced staffs, and a wide range of products.

In certain overseas markets which may be interested in developing or licensing the
SportAde beverage name and concept, there is often economic and/or governmental instability, volatile exchange rates and/or currency transfer restrictions. There is no assurance whatsoever that SportAde can be marketed successfully to these or any markets and that if such licensing does occur, that there will be profitable margins for the Company.

Employees



As of December 31, 1997 the Company and its former subsidiary had four employees,
all of whom are in management and sales. The Company retains additional contract
employees as needed.   None of the Company's employees is represented by a
labor
union.  The Company considers its employee relations to be good.   As of
November
19, 1998, the Company had no paid employees.




ITEM 2 - PROPERTY

The Company utilizes at no cost minimum office facilities. It believes that its facilities are suitable for its present operations. If required, the Company believes that additional space is available at favorable rental rates.

ITEM 3 - LEGAL PROCEEDINGS

The Company is a plaintiff and defendant in several legal proceedings the outcome of which is uncertain. The Company cannot estimate whether the positive or adverse outcome of such proceedings would have a material effect on the Company's business.

See "Certain Transactions" and Note J to the Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1997.

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

Year Ended December 31, 1996                     Common Stock
                                  High           Low

First Quarter                           $1/64                   $3/32

Second Quarter  (1)                           $3 5/8            $4 3/4

Third    Quarter   (2)

Fourth Quarter   (2)

(1)   The Company effected a 1:120 reverse split effective March 29, 1996.




(2) The Company's securities were delisted from the NASDAQ Small-Cap Stock Market on May 9, 1996 due to NASDAQ's allegation of the Company's non-compliance with NASDAQ's alternative to its minimum bid price criteria, requirements for current financial information, among other matters. The Company is applying for listing on the OTC Bulletin Board. The Company believes that its common stock will be listed on the OTC Bulletin Board.

Prior to the delisting, the common stock was traded in the Over-the-Counter market and quoted by
NASDAQ under the symbols "EMRLD". On December 31, 1997, there were approximately 250 holders of record of the common stock. This number does not include any adjustment for stockholders owning common stock in "street" name, the total of which is unknown

On May 8, 1996, the last closing bid price of the common stock on NASDAQ was $4.25.

The Company has not paid any cash dividends since its inception, does not anticipate paying any cash dividends in the foreseeable future and intends to retain earnings, if any, to provide funds for general corporate purposes and the expansion of the Company's business. Any future dividends will be dependent upon the earnings of the Company, its financial requirements and other relevant factors. The 1991
Warrants, symbol "EMRLW", were delisted from NASDAQ effective as of the close of business on
February 14, 1995, due to a lack of market-makers. No warrants were traded in 1996 according to the
NASDAQ stock market in May, 1996.

ITEM 6-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Emerald Capital Holdings, Inc. (Company or Emerald) is a holding company the intent of which is to acquire, manage and develop businesses in a variety of sectors.
 The
Company has no operations. The Company is seeking acquisitions. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Subsequent Events."
 .
                   Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Operations for 1996 consisted of the Company's medical service business which has been sold.

The Company has written off in 1996 leasehold improvements and assets of divested and/or discontinued subsidiaries.

Selling, general and administrative expenses decreased to $0 for 1997 compared to
$(111,092) for 1996, due to the elimination of expenses for discontinued operations and cessation of operations.

The Company reported a loss from discontinued operations of $1,057,403 for 1996, which included a $156,118 write-off of the remaining balance of loans to a development stage company in which the Company had invested, and estimated losses on the disposition of other businesses assets of $30,307, reflecting the write-off of equipment and lease-hold improvements of a subsidiary.


Financial Condition and Liquidity

The Company's continued existence is dependent on its ability to acquire, merge or conclude a reverse merger, and/or obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of  $0 and consumed no cash in operating activities for
the year ended December 31, 1997 and had a working capital deficiency of $(682,741)
and a capital  deficit of $(21,991,997) at December 31, 1997.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the Company's short-term cash needs.  At December 31, 1997,  convertible promissory
notes owed to such persons aggregated approximately $300,000.    In addition,
all
accrued salaries and deferred payments, including all reimbursable expenses, have been forgiven by an affiliate.

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

ITEM 7 - FINANCIAL STATEMENTS (Unaudited):

The unaudited consolidated financial statements and notes are included herein beginning at page F-1. The financial statements for 1995, 1996 and 1997 are unaudited.


ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE:

The Company has dismissed BDO Seidman LLP and BDO Seidman LLP has resigned as the Company's independent auditors in June, 1997. See "Reports on Form 8-K".

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL
PERSONS

The following table sets forth information with respect to the executive officers and directors of the Company who perform policy-making functions:

Name                    Age            Position

Robert Springer         61             Chairman

Mr. Springer presently serves as the Company's Acting Director, Chief Executive Officer and Acting Chief Financial Officer and intends to resign these positions immediately upon the appointment of new executives and directors.

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

ITEM 10 - EXECUTIVE COMPENSATION

This section provides certain information regarding the compensation, stock option grants and employment agreements to the Company's executive officers of the Company who received salary and bonus in excess of $100,000 for the 1997 fiscal year (collectively referred to as the "Named Executive Officers").




Summary Compensation Table

The following table sets forth the cash and other compensation paid or accrued by the
Company and its subsidiaries to the Named Executive Officers for the fiscal year ended
December 31, 1997, 1996 and 1995:

    Annual Compensation            Long-Term Compensation
                                       Restricted
                                  Stock                          All Other
Name/Position    Year  Salary ($) Bonus($)   Awards   Options  LTIP
Compensation

Robert Springer   1997       0         0    0       0              0
  0
Chairman (5)       1996       0        0    0       0              0
  0
                     1995       0      0   $105,000(4)   0              0
       0

(1) Includes compensation paid to consulting companies of which Mr. Springer was the principal stockholder.
(2) All stock options awarded to Mr. Springer have been canceled by him.
(3) In January, 1998, Mr. Springer canceled all accrued and deferred salary and consulting fees owed to him for all prior periods.
(4) Includes 29,167 shares of restricted common stock issued in November 1995 in consideration of continued accruals and deferrals of salaries and fees, cancellation of accrued fees and salaries owed by the Company to Mr. Springer.
(5) Mr. Springer has forgiven all accrued salaries and deferred reimbursable expenses owed to him by the Company.

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

None

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the beneficial ownership of common stock as of December 31, 1997, by: (i) each of the Company's Named Executive Officers and directors, (ii) each person who is known by the Company to own beneficially more than
5% of the outstanding shares of common stock, and (iii) all of the Company's executive officers and directors as a group.  Number of shares reflects the Company's one for
one twenty reverse split on March 29, 1996.

Name and Address of Beneficial Owner   Amount and Nature of         Percentage
(2)
                               Beneficial Ownership(1)           of Class

Robert Springer                 78,783                     6.1%

All Officers and directors           78,783                          6.1%
of the Company as a group
_________________

(1) The mailing address for all directors and executive officers of the Company is c/o Emerald Capital
Holdings, Inc., 4195 S. Tamiami Trail, #140, Venice, Fl. 34293.

ITEM 12 - CERTAIN TRANSACTIONS

As of December 31, 1997, approximately $300,000 was outstanding on convertible loans to the Company, including approximately $131,000 to affiliates. The Company has granted certain "PiggyBack" registration rights to the shares of common stock if such loans are converted..

In January, 1997, the Company terminated for cause the employment of Kevin
Martin,
Carol Martin and Mark Cristiano, for actions detrimental to the Company's discontinued
subsidiary, SportAde/Ocean Beverage,   The Company has retained counsel to sue
the
individuals and has filed a police report.

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

    Company and Robert Springer(1)
10.4 Form of Confidential Information and Intellectual Property Rights Agreement(2)

21. The following table sets forth the name of each subsidiary of the Company and its jurisdiction of incorporation:

Name of Subsidiary                Jurisdiction of Incorporation

(b)   REPORTS ON FORM 8-K

Form 8-K, dated June 11,1997, as filed with the Securities and Exchange Commission on June 11, 1997,
reported under Item 8.   (7)

         (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1991.
         (2) Incorporated by reference to the Company's Registration Statement on Form S-1,
         Registration No. 33-37194, dated August 13, 1991.
         (3) Incorporated by reference to the Company's Registration Statement on Form S-1,
         Registration No. 33-54030, dated February 16, 1993.
         (4) Incorporated by reference to the Company's Form S-8, dated August 13, 1993.
         (5) Incorporated by reference to the Company's Registration Statement on Form
         S-1, Registration No. 33-72784, dated February 9, 1994.
         (6) Incorporated by reference to the Company's Annual Report, as amended, on
         Form 10-KSB for the fiscal year ended December 31, 1994.
         (7) Incorporated by reference to the Company's Annual Report, as amended, on
         Form 10-KSB for the fiscal years ended December 31, 1995 and 1996.
         (8)Filed   herewith.



SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMERA
LD CAPITAL HOLDINGS, INC.





BY: /
s/   Robert Springer

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

10.4     Form of Confidential Information and Intellectual


         Property Rights Agreement(2)

10.5      AccuMed Acquisition Agreement (6)









EMERALD CAPITAL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDING DECEMBER 31, 1997































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

The Company incurred a loss of  $0 and consumed no cash in operating activities for
the year ended December 31, 1997 and had a working capital deficiency of $(682,741)
and a capital  deficit of $(21,991,997) at December 31, 1997.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the Company's short-term cash needs.  At December 31, 1997,  convertible promissory
notes owed to such persons aggregated approximately $300,000.    In addition,
all
accrued salaries and deferred payments, including all reimbursable expenses, have been forgiven by an affiliate.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

    Equipment (net)               $0
                        _____________
    Total (net)                   $0
                        ============


NOTE D  -   SUBSIDIARIES AND  ACQUISITIONS

The Company discontinued all operations as of December 31, 1996, and wrote off all assets leasehold improvements. See "Certain Transactions" and Note J.

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

None

NOTE K -  INCOME TAXES

At December 31,1997, the Company had net operating loss carry forwards for income tax purposes of approximately $$18,000,000 which expire substantially from 2005 through 2010.

Deferred income taxes are comprised principally of the following at December
31,
1997:

    Net operating loss carry forwards       $6,500,000

    Deferred tax asset valuation
         allowance                $(6,500,000)

    Net deferred tax asset             $         -0-
                                  ============

Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at
December 31, 1997, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than
50% which occurred as a result of the Company's initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.

NOTE L  -  SUBSEQUENT EVENTS

(a) As of January 1, 1998, the Company sold its interest in AccuMed, Inc. for a note payable to the Company.




NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of December 31, 1997. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or of future earnings or cash flows.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Background

Emerald Capital Holdings, Inc. (Company or Emerald) is a holding company the intent of which is to acquire, manage and develop businesses in a variety of sectors.
 The
Company has no operations. The Company is seeking acquisitions. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Subsequent Events."
 .



                   Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Operations for 1996 consisted of the Company's medical service business which has been sold.

The Company has written off in 1996 leasehold improvements and assets of divested and/or discontinued subsidiaries.

Selling, general and administrative expenses decreased to $0 for 1997 compared to
$(111,092) for 1996, due to the elimination of expenses for discontinued operations and cessation of operations.

The Company reported a loss from discontinued operations of $1,057,403 for 1996, which included a $156,118 write-off of the remaining balance of loans to a development stage company in which the Company had invested, and estimated losses on the disposition of other businesses assets of $30,307, reflecting the write-off of equipment and lease-hold improvements of a subsidiary.

Financial Condition and Liquidity

The Company's continued existence is dependent on its ability to acquire, merge or conclude a reverse merger, and/or obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of  $0 and consumed no cash in operating activities for
the year ended December 31, 1997 and had a working capital deficiency of $(682,741)
and a capital  deficit of $(21,991,997) at December 31, 1997.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made advances to meet the Company's short-term cash needs.  At December 31, 1997,  convertible promissory
notes owed to such persons aggregated approximately $300,000.    In addition,
all
accrued salaries and deferred payments, including all reimbursable expenses, have been forgiven by an affiliate.

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