Form 10QSB
period 1999-03-31
EMERALD CAPITAL HOLDINGS INC
filed 1999-10-21
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [__X___]

The issuer's aggregate revenues, excluding discontinued operations, for the quarter ended
March 31, 1999 were $0.

As of March 31, 1999 (I) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the OTC Bulletin Board; (ii) 1,419,533 shares of the Registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE






EMERALD CAPITAL HOLDINGS, INC.








BALANCE SHEET







(UNAUDITED)















March 31, 1999
















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



   Common Stock, $.001 par value,







    authorized 100,000,000 shares,







    issued and outstanding, 1,419,553



 $           1,418



    Additional paid-in-capital



 $  21,291,838



    Deficit



 $  (21,991,997)



    Due from Shareholder



 $                -







 $     (698,741)








EMERALD CAPITAL HOLDINGS, INC.







CONSOLIDATED STATEMENT OF OPERATIONS








(UNAUDITED)
















Three Months Ended







 March 31,
   March 31,






1999
1998










Sales



 $                -
 $-










Cost of Goods Sold



 $                -
                   -


Selling, general &







  administrative expenses



 $                -
-


Depreciation and Amortization



 $                -











Operating (Loss)



 $                -











Other (Income) Expenses







   Interest and other expenses



 $                -



   Inerest and other income



 $                -
                   -










Net (Loss) from continuing







   operations



 $                -











Net (Loss) from discontinued



 $                -



    operations




                   -










Loss per Common Share







  From continued operations



 $                -



  From discontinued operations



 $                -











Net (loss) per share



 $                -











Loss per Common Share







  From continued operations



 $                -
 $                -


  Discontinued operations



-



















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

Balance at December 31, 1998


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









Balance at March 31, 1999


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























Balance at December 31, 1998


 $       (20,000)
 $(22,607,171)
 $  (1,333,915)










Issuance of Shares in







  connection with consulting


                   -
 $                -
 $                -


   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $                -
 $                -










Balance at March 31, 1999


 $       (20,000)
 $(22,607,171)
 $  (1,333,915)










































































































See accompanying notes to financial statements.

















EMERALD CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)






               Three Months Ended







March 31,
March 31


OPERATING ACTIVITIES



1999
1998


  Net (Loss)



 $                -
 $                -


  Non-cash adjustments:







     Depreciation & Amortization



 $                -
 $                -


     Common stock issued for







          services



 $                -
 $                -


     Cash provided (used) by







        changes in assets & liabilities



 $       (7,488)
-
 $                -


      Accounts Receivable



$               -
 $                 -


      Inventories



 $                -
 $                -


   Prepaid Expenses, Refunds,
other



 $         7,488
-
 $                -


      Accounts payable &







        accrued expenses



 $                -
 $                  -


NET CASH PROVIDED (USED)







  BY OPERATING ACTIVITIES



 $                -
 $                 -


INVESTING ACTIVITIES



 $                -



  Decrease in property &



 $                -



     equipment



 $               -
 $                -


   Other assets



 $                -
 $                -


NET CASH PROVIDED (USED)



 $                -



   BY INVESTING ACTIVITIES



 $               -
 $                -






 $                -



FINANCING ACTIVITIES



 $                -



  Net increase in short term



 $                -



     borrowing



 $               -
 $              -
-


   Proceeds (repayments) long-term



 $                -



      debt and revolving line-of-credit



 $                -
 $                -


   NET CASH PROVIDED BY FINANCING







     ACTIVITIES



 $               -
 $                -






 $                -



NET INCREASE (DECREASE) IN CASH



 $                -



    CASH EQUIVALENTS



 $                -
 $                -


CASH AND CASH EQUIVALENTS, beginning



 $                -
 $                -






 $                -



CASH AND CASH EQUIVALENTS,ending



 $               -
 $               -










See accompanying notes to financial statements.












EMERALD CAPITAL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDING MARCH 31, 1999































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

The Company incurred a loss of $0 and consumed no cash in operating activities for the quarter ended March 31, 1999 and had a working capital deficiency of $(682,741) and a capital deficit of $(21,991,997) at March 31, 1999.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made and continue to make advances to meet the Company's short-term cash needs. At March 31, 1999, convertible promissory notes owed to such persons aggregated approximately $300,000.

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

Warrants and Rights:

The Company's 1991 Warrants expired on December 31, 1997. No 1991 Warrants have been exercised.

NOTE H - DISCONTINUED AND DIVESTED OPERATIONS

In 1996, the Company discontinued all of its operations as of December 31 1997.

NOTE I  -  BUSINESS SEGMENTS

Not applicable as the Company has no operations as of March 31, 1999:

NOTE J  -  COMMITMENTS AND CONTINGENCIES

The Company maintains minimum office facilities without expense. It believes that its facilities are suitable for its present operations. If required, the Company believes that additional space is available at favorable rental rates.

Legal Proceedings:

None

Consulting and Employment Agreements

None.

NOTE K -  INCOME TAXES

At December 31,1997, the Company had net operating loss carry forwards for income tax purposes of approximately $18,000,000 which expire substantially from 2005 through 2010.

Deferred income taxes are comprised principally of the following at March 31, 1999:

    Net operating loss carry forwards       $6,500,000

    Deferred tax asset valuation
         allowance                $(6,500,000)

    Net deferred tax asset             $         -0-
                                  ============



Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at March
31, 1999, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than 50% which occurred as a result of the Company's initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.

NOTE L  -  SUBSEQUENT EVENTS

(a) In May, 1999, the Company entered into negotiations to convert certain promissory notes
to common stock.   The Company expects to conclude such negotiations by June 1,
1999.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of March
31, 1999. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or of future earnings or cash flows.

NOTE  N  -  SUPPLEMENTAL CASH FLOW INFORMATION

The following are supplemental disclosures to the Consolidated Statements of Cash Flows:

                                  Year ended December 31,
                                       1998      1997

Interest  paid for 1998 and 1997            $    0              $ 0

Non-cash investing and financing activities:               0            0

Common stock issued in
settlement of accounts payable.                  0                  0

Units issued for forgiveness of debt                  0                  0


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company's consolidated revenues were $0 for the three months ended March 31, 1999.
Prior year revenues were from discontinued operations and are not comparable.

Financial Condition and Liquidity

The Company's continued existence is dependent on its ability to acquire, merge or conclude a reverse merger, and/or obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of $0 and consumed no cash in operating activities for the quarter ended March 31, 1999 and had a working capital deficiency of $(682,741) and a capital deficit of $(21,991,997) at March 31, 1999.

The Company has no paid employees and no operations.



If the Company cannot conclude an acquisition, merger, reverse merger, or become relisted on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made and continue to make advances to meet the Company's short-term cash needs. At March 31, 1999, convertible promissory notes and expenses owed to such persons aggregated approximately $300,000.
In March, 1999, $7,488 was repaid.

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