Form 10QSB
period 1999-06-30
EMERALD CAPITAL HOLDINGS INC
filed 1999-10-21
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number  0-19490
    EMERALD CAPITAL HOLDINGS, INC.
(Exact name of Issuer as specified in charter)

   DELAWARE                                 22-3096351
(State or other jurisdiction of                    (I.R.S. Employer
Identification No.)
incorporation or organization)
4195 S. Tamiami Trail, #140
Venice, Fl. 34293
(Address of principal executive offices)(zip code)
(941 484 5995)
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock,
par value
$.001.

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

[__X___]

The issuer's aggregate revenues, excluding discontinued operations, for the quarter and six months ended June 30, 1999 were $0._________.

As of June 30, 1999 (I) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the OTC Bulletin Board; (ii) 1,419,533 shares of the
Registrant's common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  NONE





EMERALD CAPITAL HOLDINGS, INC.








BALANCE SHEET







(UNAUDITED)
















June 30, 1999















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
















































EMERALD CAPITAL HOLDINGS, INC.







CONSOLIDATED STATEMENT OF OPERATIONS








(UNAUDITED)
















                Three Months Ended







 June 30,
June 30,






1999
1998










Sales



 $                -
 $                -










Cost of Goods Sold



 $                -
 $                -


Selling, general &







  administrative expenses



 $                -
 $                -


Depreciation and Amortization



 $                -
 $                -










Operating (Loss)



 $                -
 $                -










Other (Income) Expenses







   Interest and other expenses



 $                -
 $                -


   Inerest and other income



 $                -
 $                -










Net (Loss) from continuing







   operations



 $                -
 $                -










Net (Loss) from discontinued



 $                -
 $                -


    operations















Loss per Common Share







  From continued operations



 $                -
 $                -


  From discontinued operations



 $                -
 $                -










Net (loss) per share



 $                -
 $                -










Loss per Common Share







  From continued operations



 $                -
 $                -


  Discontinued operations



 $                -
 $                -


















Weighted Average number of







common shares used in







computation of net (loss)







 per share



       1,419,553
       1,419,553



















See accompanying notes to financial statements.















EMERALD CAPITAL HOLDINGS, INC.







CONSOLIDATED STATEMENT OF OPERATIONS








(UNAUDITED)
















             Six Months Ended







 June 30,
June 30,






1999
1998










Sales



 $                -
 $                -










Cost of Goods Sold



 $                -
 $                -


Selling, general &







  administrative expenses



 $                -
 $                -


Depreciation and Amortization



 $                -
 $                -










Operating (Loss)



 $                -
 $                -










Other (Income) Expenses







   Interest and other expenses



 $                -
 $                -


   Inerest and other income



 $                -
 $                -










Net (Loss) from continuing







   operations



 $                -
 $                -










Net (Loss) from discontinued



 $                -
 $                -


    operations















Loss per Common Share







  From continued operations



 $                -
 $                -


  From discontinued operations



 $                -
 $                -










Net (loss) per share



 $                -
 $                -










Loss per Common Share







  From continued operations



 $                -
 $                -


  Discontinued operations



 $                -
 $                -


















Weighted Average number of







common shares used in







computation of net (loss)







 per share



       1,419,553
1,419,553








































EMERALD CAPITAL HOLDINGS, INC.






CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY









(UNAUDITED)














Common Stock

 Additional

Cumulative




Shares
Amount
 Paid-in-Capital
 Translation




___________________________________



Adjustment

Balance at December 31, 1998


       1,419,553
 $           1,418
 $  21,291,838
 $         -

































































Balance at June 30, 1999


       1,419,553
 $           1,418
 $  21,305,930
 $         -

















































































































































See accompanying notes to financial statements.





























EMERALD CAPITAL HOLDINGS, INC.






CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY









(UNAUDITED)














Due from
 Deficit
 Total





Stockholder




Balance at December 31, 1998


 $       (20,000)
 $(22,527,230)
 $  (1,092,046)










Issuance of Shares in







  connection with consulting


                   -
 $                -
 $                -


   and legal services







Issuance in settlement of debt







Net (Loss)


 $                -
 $                -
 $                -










































































Balance at June 30, 1999


 $       (20,000)
 $(22,527,230)
 $  (1,092,046)










































































































See accompanying notes to financial statements.





















EMERALD CAPITAL HOLDINGS, INC.






CONSOLIDATED STATEMENT OF CASH FLOWS









(UNAUDITED)















               Three Months Ended







June 30
June 30


OPERATING ACTIVITIES



1999
1998


  Net (Loss)



 $                -



  Non-cash adjustments:







     Depreciation & Amortization



 $                -



     Common stock issued for







          services



 $                -



     Cash provided (used) by







        changes in assets



 $                -



      Accounts Receivable







      Inventories



 $                -



      Prepaid Expenses & other



 $                -



      Accounts payable &







        accrued expenses







NET CASH PROVIDED (USED)







  BY OPERATING ACTIVITIES



 $                -



INVESTING ACTIVITIES



 $                -



  Decrease in property &



 $                -



     equipment







   Other assets







NET CASH PROVIDED (USED)



 $                -



   BY INVESTING ACTIVITIES











 $                -



FINANCING ACTIVITIES



 $                -



  Net increase in short term



 $                -



     borrowing







   Proceeds (repayments) long-term



 $                -



      debt and revolving line-of-credit



 $                -



   NET CASH PROVIDED BY FINANCING







     ACTIVITIES











 $                -



NET INCREASE (DECREASE) IN CASH



 $                -



    CASH EQUIVALENTS



 $                -



CASH AND CASH EQUIVALENTS, beginning



 $                -







 $                -



CASH AND CASH EQUIVALENTS,ending

















See accompanying notes to financial statements.





















EMERALD CAPITAL HOLDINGS, INC.






           CONSOLIDATED STATEMENT OF CASH FLOWS

















               Six Months Ended







June 30
June 30






1999
1998


  Net (Loss)



 $                -



  Non-cash adjustments:







     Depreciation & Amortization



 $                -



     Common stock issued for







          services



 $                -



     Cash provided (used) by







        changes in assets & liabilities



 $ (7,488)
-



      Accounts Receivable







      Inventories



 $                -



      Prepaid Expenses & other



 $  7,488
-



      Accounts payable &







        accrued expenses







NET CASH PROVIDED (USED)







  BY OPERATING ACTIVITIES



 $



INVESTING ACTIVITIES







  Decrease in property &







     equipment







   Other assets







NET CASH PROVIDED (USED)







   BY INVESTING ACTIVITIES











 $                -



FINANCING ACTIVITIES



 $                -



  Net increase in short term



 $                -



     borrowing



    $



   Proceeds (repayments) long-term



 $                -



      debt and revolving line-of-credit



 $                -



   Net proceeds of common stock issued







   NET CASH PROVIDED BY FINANCING







     ACTIVITIES











 $                -



NET INCREASE (DECREASE) IN CASH



 $                -



    CASH EQUIVALENTS



 $                -



CASH AND CASH EQUIVALENTS, beginning



 $                -







 $                -



CASH AND CASH EQUIVALENTS,ending



 $                -































EMERALD CAPITAL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDING JUNE 30, 1999































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

The Company incurred a loss of  $0 and consumed no cash in operating activities for
the quarter ended June 30, 1999 and had a working capital deficiency of
$(682,741)
and a capital  deficit of $(21,991,997) at June 30, 1999.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or obtain market-makers along with a listing on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made and continue to make advances to meet the Company's short-term cash needs. At June 30, 1999, convertible promissory notes owed to such persons aggregated approximately $300,000.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

    Equipment (net)               $0
                        _____________
    Total (net)                   $0
                        ============




NOTE D  -   SUBSIDIARIES AND  ACQUISITIONS

The Company discontinued all operations as of December 31, 1997, and wrote off all assets leasehold improvements.

NOTE E  -  STOCK OPTIONS, WARRANTS AND RIGHTS

Stock Option Plan:

The Company's Stock Option Plan (the "Plan"), as amended, provides for the grant of up to 528 options to purchase common stock to directors, officers and other key
employees of the Company.   No options have been granted in 1996, ,1997, 1998

Non-Plan Options

No options have been granted in 1996, 1997, 1998.

NOTE F - DISCONTINUED AND DIVESTED OPERATIONS

The Company discontinued all of its operations as of December 31 1997.

NOTE G  -  BUSINESS SEGMENTS

Not applicable as the Company has no operations as of June 30, 1999:

NOTE H -  COMMITMENTS AND CONTINGENCIES

The Company maintains minimum office facilities. It believes that its facilities are suitable for its present operations. If required, the Company believes that additional space is available at favorable rental rates.

Legal Proceedings:

None

Consulting and Employment Agreements

None.

NOTE I -  INCOME TAXES

At December 31,1998, the Company had net operating loss carry forwards for income tax purposes of approximately $18,000,000 which expire substantially from 2005 through 2010.







Deferred income taxes are comprised principally of the following at June 30, 1999:

    Net operating loss carry forwards       $6,500,000

    Deferred tax asset valuation
         allowance                $(6,500,000)

    Net deferred tax asset             $         -0-
                                  ============

Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at
June 30, 1999, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than
50% which occurred as a result of the Company's initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.

NOTE J  -  SUBSEQUENT EVENTS

None

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of June 30, 1999. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or of future earnings or cash flows.




NOTE  L  -  SUPPLEMENTAL CASH FLOW INFORMATION

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company's consolidated revenues were $0 for the six  months ended June 30,
1999.   Prior year revenues were from discontinued operations and are not comparable.

Financial Condition and Liquidity

The Company's continued existence is dependent on its ability to acquire, merge or conclude a reverse merger, and/or obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of  $0 and consumed no cash in operating activities for
the quarter ended June 30, 1999 and had a working capital deficiency of
$(682,741)
and a capital  deficit of $(21,991,997) at June 30, 1999.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, obtain market-makers or become listed on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made and continue to make advances to meet the Company's short-term cash needs. At June 30, 1999, convertible promissory notes and expenses owed to such persons aggregated approximately $300,000.

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