Form 10QSB
period 1999-09-30
EMERALD CAPITAL HOLDINGS INC
filed 1999-10-21
CIK 868667

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

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

[__X___]

The issuer's aggregate revenues, excluding discontinued operations, for the quarter and Nine months ended September 30, 1999 were $0._________.

As of September 30, 1999 (I) the aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant was not available as the Company was awaiting listing on the OTC Bulletin Board; (ii) 1,419,533 shares of the Registrant's common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:  NONE





EMERALD CAPITAL HOLDINGS, INC.








BALANCE SHEET







(UNAUDITED)
















September 30,
1999















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

































































Balance at September 30, 1999


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










































































Balance at September 30, 1999


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































EMERALD CAPITAL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDING SEPTEMBER 30, 1999































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

The Company incurred a loss of $0 and consumed no cash in operating activities for the quarter ended September 30, 1999 and had a working capital deficiency of $(682,741) and a capital deficit of $(21,991,997) at September 30, 1999.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, or obtain market-makers along with a listing on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made and continue to make advances to meet the Company's short-term cash needs. At September 30, 1999, convertible promissory notes owed to such persons aggregated approximately
$300,000.

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

Not applicable as the Company has no operations as of September 30, 1999:

NOTE H -  COMMITMENTS AND CONTINGENCIES

The Company has various past due obligations for taxes, accounts payable and judgments which it is unable to pay.

Legal Proceedings:

None

Consulting and Employment Agreements

None.

NOTE I -  INCOME TAXES

At December 31,1998, the Company had net operating loss carry forwards for income tax purposes of approximately $18,000,000 which expire substantially from 2005 through 2010.







Deferred income taxes are comprised principally of the following at September
30,
1999:

    Net operating loss carry forwards       $6,500,000

    Deferred tax asset valuation
         allowance                $(6,500,000)

    Net deferred tax asset             $         -0-
                                  ============

Realization of any portion of the net deferred tax asset, of approximately $6,500,000 at
September 30, 1999, is not considered more likely than not and accordingly, a valuation allowance has been provided for such amount. Changes in ownership of greater than 50% which occurred as a result of the Company's initial public offering and subsequent stock issuances resulted in a substantial annual limitation being imposed upon the future utilization of the net operating losses for U.S. tax purposes.

NOTE J  -  SUBSEQUENT EVENTS

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their value as of September 30, 1999. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or of future earnings or cash flows.




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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company's consolidated revenues were $0 for the Nine  months ended
September
30, 1999.   Prior year revenues were from discontinued operations and are not comparable.

Financial Condition and Liquidity

The Company's continued existence is dependent on its ability to acquire, merge or conclude a reverse merger, and/or obtain additional financing. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred a loss of $0 and consumed no cash in operating activities for the quarter ended September 30, 1999 and had a working capital deficiency of $(682,741) and a capital deficit of $(21,991,997) at September 30, 1999.

The Company has no paid employees and no operations.

If the Company cannot conclude an acquisition, merger, reverse merger, obtain market-makers or become listed on the OTC Bulletin Board, the Company would consider a corporate reorganization or liquidation.

Historically, certain affiliates of the Company and others have made and continue to make advances to meet the Company's short-term cash needs. At September 30, 1999, convertible promissory notes and expenses owed to such persons aggregated approximately $300,000.

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