Form 10KSB
period 1997-12-31
EMERALD CAPITAL HOLDINGS INC
filed 1999-11-15
CIK 868667

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







BALANCE SHEET






(UNAUDITED)














December 31, 1997













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











F-1



EMERALD CAPITAL HOLDINGS, INC.






CONSOLIDATED STATEMENT OF OPERATIONS







(UNAUDITED)














                          Year Ended
December 31,






1997
1996








Sales



 $                   -
 $          88,953








Cost of Goods Sold



 $                   -
                    -

Selling, general &






  administrative expenses



 $                   -

(111,092)

Depreciation and Amortization



 $                   -
             33,886








Operating (Loss)



 $                   -
 $        166,159








Other (Income) Expenses






   Interest and other expenses



 $                   -
27,520

   Loss disposition of investment




156,118

   Loss from disposal of
operations




53,667

   Inerest and other income



 $                   -
0








Net (Loss) from continuing







operations



 $                   -

(70,876)








Net (Loss) from discontinued






    operations



 $                   -

(62,566)

   Loss from disposal of
operations



 $                   -

(1,151,774)

(Loss) from discontinued
operations



 $                   -

(1,214,340)








Net Income (Loss)



 $                   -

(1,285,216)








Loss per Common
Share






  From continued operations



 $                   -
 $
(0.07)

  From discontinued operations



 $                   -
 $
(1.31)








Net (loss) per share



 $                   -
 $
(1.38)






















Weighted Average number of






common shares used
in






computation of net
(loss)






 per share



          1,419,553
           927,390








See accompanying notes to financial statements.




 F-2




EMERALD CAPITAL HOLDINGS, INC.





CONSOLIDATED STATEMENT OF STOCKHOLDERS
EQUITY








(UNAUDITED)












Common
Stock

 Additional




Shares
Amount
 Paid-in-Capital




___________________________________



Balance at December 31, 1996


        1,344,553
 $              1,343
 $
21,277,746








Issuance of Shares for cash






Issuance of Shares in






  connection with consulting


             75,000
                     75
 $          14,092

   and legal services






Issuance in settlement of debt






Net (Loss)


 $                 -
 $                   -
 $                 -








Balance at December 31, 1997


        1,419,553
 $              1,418
 $
21,291,838

























































See accompanying notes to financial statements.











 F-3


















EMERALD CAPITAL HOLDINGS, INC.





CONSOLIDATED STATEMENT OF STOCKHOLDERS
EQUITY








(UNAUDITED)












Due from
 Deficit
 Total




Stockholder



Balance at December 31, 1996


 $
(20,000)
 $
(22,365,302)
 $
(1,106,213)








Issuance of Shares in






  connection with consulting


                    -

 $          14,167

   and legal services






Issuance in settlement of debt






Net (Loss)


 $                 -
 $
(241,869)
 $
(241,869)








Balance at December 31, 1997


 $
(20,000)
 $
(22,607,171)
 $
(1,333,915)








Issuance of Shares in






  connection with consulting


                    -
 $                   -
 $                 -

   and legal services






Issuance in settlement of debt






Net (Loss)


 $                 -
 $                   -
 $                 -








Balance at December 31, 1997


 $
(20,000)
 $
(22,607,171)
 $
(1,333,915)




























































































See accompanying notes to financial statements.




 F-4




EMERALD CAPITAL HOLDINGS, INC.





CONSOLIDATED STATEMENT OF CASH FLOWS








(UNAUDITED)






             Year Ended December
31,






1997
1996

OPERATING ACTIVITIES






  Net
(Loss)



 $                   -
 $
(1,285,216)

  Non-cash
adjustments:






     Depreciation & Amortization



 $                   -
 $          33,886

     Common stock issued for






          services



 $                   -
 $        178,860

     Cash provided (used) by






        changes in
assets



 $                   -
 $                 -

     Loss on discontinued
operations




 $
1,140,019

      Accounts Receivable



 $
(16,498)
 $          18,358

      Inventories



 $                   -
 $          58,404

      Prepaid Expenses & other



 $                   -
 $          27,309

      Accounts payable
&






        accrued
expenses



 $            25,784
 $
(742,450)

      Other assets




 $
(2,487)

      Discontinued operations--change in






           working capital




 $          31,871

NET CASH PROVIDED (USED)






  BY OPERATING ACTIVITIES



 $                   -
 $
(541,446)

INVESTING
ACTIVITIES






   Increase in property &
equipment



 $                   -
 $        427,593

  Decrease in
property &



 $                   -


     equipment



 $
(3,040)
 $                 -

   Investment activities of discontinued






           operations




 $
(322,309)

   Other assets



 $
(3,570)
 $        105,284

NET CASH PROVIDED (USED)



 $                   -


   BY INVESTING ACTIVITIES



 $              2,676
 $                 -

FINANCING
ACTIVITIES






   Increase in debt - stockholders




 $        345,122

   Increase in notes payable other




 $          30,900

  Net increase in short term



 $                   -


     borrowing



 $            18,100
 $                 -

   Proceeds (repayments) long-
term






      debt and revolving line-of-
credit



 $                   -
 $
(17,770)

   Financing activities
discontinued






       operations




 $          20,360

   Net proceeds of common stock issued




 $          55,000

   NET CASH PROVIDED BY FINANCING




 $        433,612

     ACTIVITIES



 $            18,100
 $                 -

NET INCREASE (DECREASE) IN CASH



 $                   -


    CASH EQUIVALENTS



 $                   -
 $
(2,550)

CASH AND CASH EQUIVALENTS, beginning



 $                   -
 $            3,287





 $                   -


CASH AND CASH EQUIVALENTS,ending



 $                   -
 $               737

See accompanying notes to financial statements.




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